Form 10-Q
period 2004-09-30
Valley Bancorp
filed 2004-11-03
CIK 1295334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2004 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from to

Commission File Number: 000-50950

VALLEY BANCORP

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0493760

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

3500 W. Sahara Avenue, Las Vegas, NV	89102

(Address of Principal Executive Offices)	(Zip Code)

(702) 221-8600

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

         Common Stock Issued and Outstanding: 2,789,228 shares as of October 31, 2004.

VALLEY BANCORP

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

Valley Bancorp And Subsidiary

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$9,464,955	$4,951,928
Federal funds sold	26,805,000	8,875,000

Cash and cash equivalents	36,269,955	13,826,928
Interest-bearing deposits at other financial institutions	9,503,168	14,865,406
Securities available for sale at fair value	12,837,118	19,006,189
Loans, net of allowance for loan losses of $2,089,457 and $1,563,112, respectively	186,524,631	133,794,739
Loans held for sale	600,841	—
Premises and equipment, net	4,323,585	4,456,897
Other real estate owned	—	228,173
Accrued interest receivable	642,096	564,549
Deferred taxes, net	174,364	23,551
Other assets	305,394	149,618

Total assets	$251,181,152	$186,916,050

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$49,839,207	$26,838,976
Interest bearing:
Demand	72,688,226	65,010,797
Savings	12,747,885	9,556,595
Time, $100,000 and over	32,765,622	26,516,444
Other time	46,375,795	41,874,873

Total deposits	214,416,735	169,797,685
Accrued interest payable and other liabilities	1,046,524	615,431
Long-term debt	476,754	505,447

Total liabilities	215,940,013	170,918,563

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.73 par value; 10,000,000 shares authorized and 2,789,228 shares issued and outstanding as of September 30, 2004; 2,750,000 shares authorized and 1,725,478 shares issued and outstanding as of December 31, 2003	2,036,136	1,259,599
Surplus	29,591,190	13,243,845
Retained earnings	3,668,045	1,476,325
Accumulated other comprehensive income (loss)	(54,232)	17,718

Total stockholders’ equity	35,241,139	15,997,487

Total liabilities and stockholders’ equity	$251,181,152	$186,916,050

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary

Consolidated Statements Of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income on:
Loans, including fees	$3,279,449	$2,415,942	$8,947,101	$6,916,050
Securities available for sale	81,900	63,448	258,009	137,412
Federal funds sold and interest-bearing deposits at other financial institutions	112,688	93,299	330,387	325,963

Total interest income	3,474,037	2,572,689	9,535,497	7,379,425

Interest expense on:
Deposits	662,783	691,606	1,955,327	2,334,178
Other borrowed funds	7,080	9,283	26,354	28,323

Total interest expense	669,863	700,889	1,981,681	2,362,501

Net interest income	2,804,174	1,871,800	7,553,816	5,016,924
Provision for loan losses	120,000	113,000	506,000	305,668

Net interest income after provision for loan losses	2,684,174	1,758,800	7,047,816	4,711,256

Other income:
Service charges on deposit accounts	63,311	62,395	204,152	166,507
Net gain (loss) on sale of available for sale securities	(9,156)	20,519	(6,155)	20,519
Other	8,760	8,394	26,505	29,293

	62,915	91,308	224,502	216,319

Other expense:
Salaries and employee benefits	833,322	642,621	2,264,518	1,872,826
Equipment rentals, depreciation and maintenance	58,802	66,745	180,526	191,510
Occupancy	97,441	96,315	251,435	258,964
Data processing	90,215	82,522	251,372	233,088
Legal, professional and consulting	64,126	94,054	146,400	255,807
Advertising and public relations	16,875	26,745	90,951	72,198
Outside services	68,518	55,288	184,439	166,333
Federal Reserve Bank & correspondent bank fees	27,951	17,958	85,269	54,477
Telephone	41,609	31,271	113,579	88,224
Office supplies & printing	24,568	31,043	103,270	97,077
Director fees	31,600	22,775	75,875	69,025
Other	59,307	56,344	198,581	153,873

	1,414,334	1,223,681	3,946,215	3,513,402

Income before income taxes	1,332,755	626,427	3,326,103	1,414,173
Income tax expense	454,116	213,558	1,134,383	461,281

Net income	$878,639	$412,869	$2,191,720	$952,892

Comprehensive income	$951,920	$403,258	$2,119,770	$974,509

Earnings per share:
Basic	$0.48	$0.24	$1.25	$0.58
Diluted	$0.47	$0.23	$1.20	$0.56

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary

Consolidated Statements Of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$2,191,720	$952,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	212,818	222,563
(Gain) loss on sale of other real estate owned	7,547	—
(Gain) loss on sale of securities available for sale	6,155	(20,519)
Deferred taxes	(113,748)	17,122
Tax benefit resulting from the exercise of nonqualified stock options	—	23,715
Net accretion/amortization of investment discount/premium	(81,847)	30,012
Provision for loan losses	506,000	305,668
(Increase) decrease in accrued interest receivable	(77,547)	(83,631)
(Increase) decrease in other assets	(155,776)	131,557
Increase in accrued interest payable and other liabilities	431,093	173,899

Net cash provided by operating activities	2,926,415	1,753,278

Cash Flows from Investing Activities:
Net increase in loans	(53,836,733)	(17,210,908)
Net (increase) decrease in interest bearing deposits at other financial institutions	5,362,238	(4,690,801)
Purchase of securities available for sale	(10,024,292)	(15,026,775)
Proceeds from the maturities of securities available for sale	2,081,365	1,000,000
Proceeds from the sale of securities available for sale	14,078,675	5,047,320
Proceed from the sale of other real estate	220,626	—
Purchase of premises and equipment	(79,506)	(62,450)

Net cash used in investing activities	(42,197,627)	(30,943,614)

Cash Flows from Financing Activities:
Net increase in deposits	44,619,050	23,970,708
Principal payments on notes payable	(28,693)	(26,724)
Proceeds from issuance of common stock	17,123,882	3,048,340
Proceeds from stock options exercised	—	279,000

Net cash provided by financing activities	61,714,239	27,271,324

Increase (decrease) in cash and cash equivalents	22,443,027	(1,919,012)
Cash and cash equivalents, beginning of period	13,826,928	22,760,187

Cash and cash equivalents, end of period	$36,269,955	$20,841,175

See Notes to Consolidated Financial Statements.

Valley Bancorp

Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business and Basis of Presentation

Valley Bancorp is a bank holding company whose primary subsidiary, Valley Bank, is a Nevada State chartered bank that provides a full range of banking services to commercial and consumer customers through three branches located in Las Vegas, Henderson and Pahrump, Nevada. These entities are collectively referred to herein as the Company. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

The information as of and for the periods ended September 30, 2004 and 2003 has not been audited and is presented in a condensed format which does not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a recurring nature unless otherwise disclosed. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results to be anticipated for the full year ending December 31, 2004.

2. Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding options, and are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$878,639	$412,869	$2,191,720	$952,892
Less: Preferred stock dividends	—	—	—	—

Net income applicable to common stock	$878,639	$412,869	$2,191,720	$952,892

Average number of common shares outstanding	1,817,978	1,722,243	1,756,650	1,637,600
Effect of dilutive options	70,358	59,501	63,120	55,984

Average number of common shares outstanding used to calculate diluted earnings per common share	1,888,336	1,781,744	1,819,770	1,693,584

Basic EPS	$0.48	$0.24	$1.25	$0.58
Diluted EPS	$0.47	$0.23	$1.20	$0.56

3. Stock Options

The Company has two stock-based compensation plans, which are described more fully in Note 11 of the Company’s December 31, 2003 annual report as filed in the Form S-1 with the SEC. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income As Reported	$878,639	$412,869	$2,191,720	$952,892
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net Of Related Tax Effects	(15,639)	(40,869)	(46,720)	(121,892)

Proforma net income	$863,000	$372,000	$2,145,000	$831,000

Basic earnings per share - As reported	$0.48	$0.24	$1.25	$0.58
Basic earnings per share - Pro forma	$0.47	$0.22	$1.22	$0.51
Diluted earnings per share - As reported	$0.47	$0.23	$1.20	$0.56
Diluted earnings per share - Pro forma	$0.46	$0.21	$1.18	$0.49

4. Loans

The composition of the Company’s loan portfolio was as follows:

	At September 30,	At December 31,
	2004	2003
Commercial, financial and industrial	$33,514,967	$24,899,966
Real Estate:
Commercial	93,468,863	65,793,033
Construction, raw land and land development	54,801,335	39,769,746
Residential	6,142,664	4,375,179
Consumer	1,474,421	1,045,075

	189,402,250	135,882,999
Deduct:
Unearned net loan fees	(788,162)	(525,148)
Allowance for loan losses	(2,089,457)	(1,563,112)

Net loans	$186,524,631	$133,794,739

There were no impaired or nonaccrual loans as of September 30, 2004. Impaired and nonaccrual loans were $2.3 million and $704,000 as of December 31, 2003, respectively. Net charge-offs (recoveries) for the nine months ended September 30, 2004 and 2003 were $(20,000) and $93,000, respectively.

5. Commitments and Contingencies

Contingencies

In December 2003 the Company reached a settlement in connection with certain loan losses it incurred during the year ended December 31, 2002. The Company received $300,000 in January 2004. In addition, the terms of the settlement provide for twelve quarterly payments of $20,000 starting April 2004, and a fixed payment of $10,000 on April 1, 2007. The Company will recognize these payments as recoveries to the allowance for loan losses as they are received.

In the normal course of business, the Company is involved in various other legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Financial instruments with off-balance-sheet risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. They involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for these commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of September 30, 2004 and December 31, 2003 is as follows:

	At September 30,	At December 31,
	2004	2003
Commitments to extend credit, of which approximately 6% and 19% are unsecured at September 30, 2004 and December 31, 2003, respectively	$48,427,000	$29,754,000
Standby letters of credit, of which approximately 15% and 0% are unsecured at September 30, 2004 and December 31, 2003, respectively	1,639,000	1,000,000

	$50,066,000	$30,754,000

Commitments to extend credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Lease commitments

In 2001, the Company entered into a non-cancelable operating lease with respect to its Pahrump branch office, expiring in five years. The lease includes two renewal option periods of five years each. The agreement requires monthly rental payments of approximately $7,120 for the first year with an escalation clause for subsequent years. At September 30, 2004, the future annual lease payments due under this lease commitment totaled approximately $133,000.

6. Stockholders’ Equity

During the three months ended September 30, 2004, the Company issued 1,063,750 shares (including the over-allotment option) of its $0.73 par value common stock in an underwritten public offering at a price to the public of $18.00 per share. The proceeds after discounts and commissions amounted to $18.0 million and direct, incremental costs of issuance were approximately $860,000 which resulted in an increase in stockholders’ equity of $17.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “feels,” “believes,” “anticipates,” “intends,” and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company’s actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; changes in market conditions in the Company’s principal market area; adverse changes in the financial condition of the loan loss reserves; competitive pressures on loan or deposit terms; legislative and regulatory changes; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Overview of Operating Results for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003

Net income increased from $413,000 or $0.23 per diluted share for the quarter ended September 30, 2003 to $879,000 or $0.47 per diluted share for the quarter ended September 30, 2004. For the nine months ended September 30, 2004, net income was $2.2 million or $1.20 per diluted share as compared to $953,000 or $0.56 per diluted share for the same period in 2003. The increase in earnings for both periods was due primarily to increases in loans outstanding and other earning assets. These items are discussed in further detail below.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, management has identified the allowance for loan losses as its most critical accounting policy.

Allowance for Loan Loss Methodology. The Company’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include the Company’s historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in markets, including economic conditions and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose, terms, etc. Management monitors local trends and peer experiences to anticipate future delinquency potential on a quarterly basis.

Since the Company has neither extensive loss history with segregation nor a large sample of loans from inception to charge off, the Company does not use migration analysis to accurately anticipate future losses through that method. The Company relies heavily on the statistics provided through the FDIC regarding loss percentages experienced by banks in the Western United States to establish potential risk based on collateral type securing each loan. As additional comparison, the Company examines local peer group banks to determine the nature and scope of their losses to date. Finally, the Company closely examines each credit graded Special Mention and below to individually assess the appropriate loan loss reserve for that particular credit.

The Company periodically reviews the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

As the Company adds new products and increase the diversity of our loan portfolio, we will enhance our methodology accordingly. We may report a materially different amount for the provision for loan losses in the statement of income to change the allowance for loan losses if our assessment of the above factors were different.

Although the Company believes the levels of the allowance as of September 30, 2004 was adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total Assets. Total assets increased 34.4%, from $186.9 million at December 31, 2003 to $251.2 million at September 30, 2004. This overall increase reflects a $52.7 million or 39.4% increase in net loans receivable and a $22.4 million or 162.3% increase in cash and cash equivalents. The increase in net loans receivable is primarily due to a $36.3 million increase in commercial real estate and commercial & industrial lending, an $11.2 million increase in construction lending, and a $3.8 million increase in raw land lending. These increases were partially offset by a $5.4 million decrease in interest-bearing deposits at other financial institutions and a $6.2 million decrease in available for sale investment securities. The decrease in investment securities available for sale is primarily due to sales and calls of agency securities. Federal funds sold increased $17.9 million from December 31, 2003 to September 30, 2004 due primarily to the net proceeds from the initial public offering that was closed on September 28, 2004. These funds have been temporarily invested in the overnight Federal funds pending redeployment elsewhere.

The following table sets forth the composition of our loan portfolio by the type of loan at the dates indicated:

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction and land development loans	$32,571	17.19%	$21,324	15.70%
Raw land loans	22,230	11.74%	18,446	13.57%
Commercial real estate loans (1)	93,469	49.35%	65,793	48.42%
Commercial and industrial loans	33,515	17.70%	24,900	18.32%
Other loans	7,617	4.02%	5,420	3.99%

Total loans	189,402	100.00%	135,883	100.00%

Allowance for loan losses	(2,089)		(1,563)
Unearned net loan fees	(788)		(525)

Net loans	$186,525		$133,795

(1)	Includes commercial real estate loans and commercial and industrial loans secured by real estate.

The following table sets forth the composition of the securities portfolio at the periods indicated. The securities are shown at fair value and unrealized gains and losses are excluded from earnings and are reported net of deferred taxes in accumulated other comprehensive income as a component of stockholders’ equity.

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
US Government agency securities	$11,920	$19,006
Mortgage backed securities	917	—

Total	$12,837	$19,006

Deposits. Total deposits increased $44.6 million or 26.3%, from $169.8 million at December 31, 2003 to $214.4 million at September 30, 2004. Non-interest-bearing deposits increased $23.0 million or 85.7%, primarily due to a $22.0 million or 88.0% increase in business demand deposit accounts. Interest-bearing deposits increased $21.6 million or 15.1%, primarily due to a $10.7 million or 15.6% increase in time deposits, a $5.2 million or 10.4% increase in money market accounts, and a $3.2 million or 33.4% increase in savings accounts. Transaction accounts, which include both interest-bearing and non-interest-bearing accounts, increased $33.9 million, from $101.4 million at December 31, 2003 to $135.3 million at September 30, 2004. The increase in business demand deposits as well as overall increase in other non-time deposits is due to increased business relationships and marketing efforts focused on gaining and retaining core deposit accounts.

The following table reflects deposit ending balances by category as of the dates indicated.

	September 30, 2004		December 31, 2003
		Percent		Percent
		of		of
	Amount	Deposits	Amount	Deposits
	(Dollars in thousands)
Transaction accounts:
Savings accounts	$12,748	5.95%	$9,557	5.63%
Money market deposit accounts	55,391	25.83%	50,194	29.55%
NOW accounts	17,297	8.07%	14,817	8.73%
Noninterest-bearing demand accounts	49,839	23.24%	26,839	15.81%

Total transaction accounts	135,275	63.09%	101,407	59.72%

Time Deposits:
$100,000 and over	32,766	15.28%	26,516	15.62%
Other time	46,376	21.63%	41,875	24.66%

Total time deposits	79,142	36.91%	68,391	40.28%

Total Deposits	$214,417	100.00%	$169,798	100.00%

Stockholders’ Equity. Stockholders’ equity increased from $16.0 million at December 31, 2003 to $35.2 million at September 30, 2004. This increase was primarily due to the Company issuing common stock through its initial public offering during the quarter ended September 30, 2004 for net proceeds of $17.1 million. Retained earnings also increased by $2.2 million resulting from net income for the nine months ended September 30, 2004.

Non-Performing Assets. The Company had no non-performing assets at September 30, 2004. The allowance for loan losses increased $526,000 or 33.7%, from $1.6 million at December 31, 2003 to $2.1 million at September 30, 2004 primarily due to the growth in loans. The allowance for loan losses reflected the current risk in the loan portfolio and represented 1.11% of total loans.

The following table sets forth information concerning the allocation of allowance for loan losses by loan category at the dates, indicated.

	September 30, 2004		December 31, 2003
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
		Total		Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Construction and land development loans	$541	17.19%	$503	15.70%
Raw land loans	114	11.74%	46	13.57%
Commercial real estate loans (1)	558	49.35%	548	48.42%
Commercial and industrial loans	825	17.70%	443	18.32%
Other loans	51	4.02%	23	3.99%

Total	$2,089	100.00%	$1,563	100.00%

(1)	Includes commercial real estate loans and commercial and industrial loans secured by real estate.

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003.

Net Income. Net income was $879,000 for the three months ended September 30, 2004 compared to $413,000 for the three months ended September 30, 2003. This represents an increase of $466,000 or 112.8%. Diluted earnings per share increased $0.24, from $0.23 for the three months ended September 30, 2003 to $0.47 for the same period in 2004. Return on average assets increased from 0.94% for the three months ended September 30, 2003 to 1.51% for the same period in 2004. Return on average equity also increased, from 10.73% for the three months ended September 30, 2003 to 19.47% for the same period in 2004. These increases are mainly attributable to an increase in interest income from lending activity during the three months ended September 30, 2004 as compared to the same period in 2003. The Company also had a decrease in cost of funds during 2004 due to lower interest rates being paid on deposits.

For the nine months ended September 30, 2004, net income was $2.2 million as compared to $953,000 for the same period in 2003. This represents an increase of $1.2 million or 130.0%. Diluted earnings per share increased $0.64, from $0.56 for the nine months ended September 30, 2003 to $1.20 for the same period in 2004. Return on average assets increased from 0.75% for the nine months ended September 30, 2003 to 1.32% for the same period in 2004. Return on average equity also increased, from 8.86% for the nine months ended September 30, 2003 to 16.82% for the same period in 2004. These increases are mainly attributable to higher interest income on loans due to higher loan balances outstanding during the first nine months of 2004 as compared to the same period in 2003. The Company also had lower cost of funds on deposits during 2004 despite having higher deposit balances outstanding. Non-interest expense increased $433,000 or 12.3% for the nine months ended September 30, 2004 as compared to the comparable period in 2003. This non-interest expense variance was due primarily to increased compensation and employee benefits costs. These changes are discussed in more detail in the following sections.

Net Interest Income. Net interest income increased $932,000 or 49.8%, from $1.9 million for the three months ended September 30, 2003 to $2.8 million for the same period in 2004. The Company experienced increased volume in both average interest-earning assets and average interest-bearing liabilities. Average interest-earning assets increased $54.6 million or 32.8%, while average interest-bearing liabilities increased $27.1 million or 19.3%.

Interest rate spread increased 0.51%, from 4.15% for the three months ended September 30, 2003 to 4.66% for the same period in 2004. Net interest margin increased 0.59%, from 4.46% for the three months ended September 30, 2003 to 5.05% for the same period in 2004. The ratio of average interest-earning assets to average interest-bearing liabilities increased 13.3%, from 118.8% for the three months ended September 30, 2003 to 132.1% for the same period in 2004.

Net interest income increased $2.5 million or 50.6%, from $5.0 million for the nine months ended September 30, 2003 to $7.6 million for the same period in 2004. Although there was, in general, an overall decline in both yields and costs when comparing the nine months ended September 30, 2003 to the same period ended September 30, 2004, the Company experienced increased volume in both average interest-earning assets and average interest-bearing liabilities. Average interest-earning assets increased $47.7 million or 29.5%, while average interest-bearing liabilities increased $26.0 million or 18.9%. Interest rate spread increased 0.65%, from 3.81% for the nine months ended September 30, 2003 to 4.46% for the same period in 2004. Net interest margin increased 0.67%, from 4.15% for the nine months ended September 30, 2003 to 4.82% for the same period in 2004. The ratio of average interest-earning assets to average interest-bearing liabilities increased 10.5%, from 117.4% for the nine months ended September 30, 2003 to 127.9% for the same period in 2004.

The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread (the difference between the average yield earned on our earning assets and the rate paid on interest bearing liabilities); and (v) net interest margin.

	Three Months Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
	(Dollars in thousands)
Assets
Earning assets:
Loans (3) (4) (5)	$181,289	$3,279	7.20%	$130,652	$2,416	7.34%
Federal funds sold (6)	17,274	60	1.38%	13,678	33	0.96%
Interest bearing deposits (6)	9,705	53	2.17%	11,353	60	2.10%
Investment securities (6)	12,761	82	2.56%	10,756	63	2.32%

Total earning assets and interest income	221,029	3,474	6.25%	166,439	2,572	6.13%
Non-interest earning assets:
Cash and due from banks	8,218			4,542
Premises and equipment	4,358			4,528
Other assets	1,039			899
Allowance for credit losses	(2,015)			(1,352)

Total assets	$232,629			$175,056

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$73,386	$182	0.99%	$58,553	$135	0.91%
Savings deposits	12,156	15	0.49%	8,551	12	0.56%
Time deposits $100,000 or more	31,405	172	2.18%	29,314	211	2.86%
Other time deposits	49,835	294	2.35%	43,216	333	3.06%
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	483	7	5.77%	520	9	6.87%

Total interest bearing liabilities	167,265	670	1.59%	140,154	700	1.98%
Noninterest-bearing liabilities:
Demand deposits	46,489			18,763
Other liabilities	816			743
Stockholders’ equity	18,059			15,396

Total liabilities and stockholders’ equity	$232,629			$175,056

Net Interest Spread (7)			4.66%			4.15%

Net interest income/margin (8)		$2,804	5.05%		$1,872	4.46%

	Nine Months Ended September 30,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
	(Dollars in thousands)
Assets
Earning assets:
Loans (3) (4) (5)	$166,350	$8,947	7.18%	$123,111	$6,916	7.51%
Federal funds sold (6)	16,460	138	1.12%	19,315	164	1.14%
Interest bearing deposits (6)	12,444	193	2.07%	10,361	162	2.09%
Investment securities (6)	14,166	258	2.43%	8,928	137	2.05%

Total earning assets and interest income	209,420	9,536	6.08%	161,715	7,379	6.10%
Non-interest earning assets:
Cash and due from banks	7,684			4,362
Premises and equipment	4,392			4,581
Other assets	1,058			1,009
Allowance for credit losses	(1,925)			(1,312)

Total assets	$220,629			$170,355

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$69,417	$457	0.88%	$53,684	$490	1.22%
Savings deposits	11,159	41	0.49%	8,216	59	0.96%
Time deposits $100,000 or more	31,960	536	2.24%	30,108	684	3.04%
Other time deposits	50,590	921	2.43%	45,189	1,101	3.26%
Short-term borrowings	102	1	1.31%	—	—	—
Long-term borrowings	492	26	7.06%	529	28	7.08%

Total interest bearing liabilities	163,720	1,982	1.62%	137,726	2,362	2.29%
Noninterest-bearing liabilities:
Demand deposits	38,716			17,589
Other liabilities	822			693
Stockholders’ equity	17,371			14,347

Total liabilities and stockholders’ equity	$220,629			$170,355

Net Interest Spread (7)			4.46%			3.81%

Net interest income/margin (8)		$7,554	4.82%		$5,017	4.15%

(1)	Average balances are obtained from the best available daily or monthly data.

(2)	Annualized.

(3)	Loans are gross of allowance for credit losses but after unearned fees.

(4)	Non-accruing loans are included in the average balances.

(5)	Loan fees of $82,000, $66,000, $319,000 and $197,000 for the three months and nine months ended September 30, 2004 and 2003.

(6)	All investments are taxable.

(7)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Interest Income. For the three months ended September 30, 2004, interest income increased $902,000 or 35.1%, primarily due to an increase of $863,000 or 35.7% in loan interest income as compared to the same period in 2003. This increase is the result of an increase of $50.6 million or 38.8% in average loans receivable. The average yield on these loans decreased, from 7.34% for the three months ended September 30, 2003 to 7.20% for the same period in 2004. Interest income on all other investments increased by $39,000 or 25.0%. The average yield for these investments increased 0.22%, from 1.73% for the three months ended September 30, 2003 to 1.95% for the same period in 2004. This increase is the result of rising rate environment during 2004.

For the nine months ended September 30, 2004, interest income increased $2.2 million or 29.2%, primarily due to an increase of $2.0 million or 29.4% in loan interest income as compared to the same period in 2003. This increase is the result of an increase of $43.2 million or 35.1% in average loans receivable. The average yield on these loans decreased, from 7.51% for the nine months ended September 30, 2003 to 7.18% for the same period in 2004.

Interest income on all other investments increased by $126,000 or 27.2%. The average yield for these investments increased 0.23%, from 1.60% for the nine months ended September 30, 2003 to 1.83% for the same period in 2004.

Interest Expense. For the three months ended September 30, 2004, total interest expense decreased $30,000 or 4.3% as compared to the same period last year. This decrease is primarily due to a decrease in the average cost of deposits, which declined from 1.96% for the three months ended September 30, 2003 to 1.57% for the same period in 2004. Average deposits increased $27.1 million or 19.4%, from $139.6 million for the three months ended September 30, 2003 to $166.8 million for the same period in 2004. The total cost of funds decreased 0.39%, from 1.98% for the three months ended September 30, 2003 to 1.59% for the same period in 2004.

For the nine months ended September 30, 2004, total interest expense decreased $380,000 or 16.1% as compared to the same period last year. This decrease is primarily due to a decrease in the average cost of deposits, which declined from 2.27% for the nine months ended September 30, 2003 to 1.60% for the same period in 2004. Average deposits increased $26.0 million or 18.8%, from $137.2 million for the nine months ended September 30, 2003 to $163.2 million for the same period in 2004. The total cost of funds decreased 0.67%, from 2.29% for the nine months ended September 30, 2003 to 1.62% for the same period in 2004.

Provision for Loan Losses. The provision for loan losses totaled $120,000 for the three months ended September 30, 2004 as compared to $113,000 for the same period ended September 30, 2003. This $7,000 increase is primarily due to the increase in the balance of the loan portfolio. Net recoveries increased $25,000, from $4,000 for the quarter ended September 30, 2003 to $29,000 for the same period in 2004. Management feels that their evaluations and estimations were reasonable for determining the provision, and the allowance for loan losses is deemed to be adequate as of September 30, 2004. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.

The provision for loan losses totaled $506,000 for the nine months ended September 30, 2004 compared to $306,000 for the same period in 2003. This $200,000 or 65.5% increase is primarily due to an increase in the amount of the loan portfolio. Net charge-offs declined $113,000, from $93,000 for the nine months ended September 30, 2003 to net recoveries of $20,000 for the same period 2004.

The following table sets forth the activity in allowance for loan losses for the periods indicated.

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Balance at the beginning of period	$1,940	$1,318	$1,563	$1,222
Charge-offs:
Construction and land development loans	—	—	(169)	—
Raw land loans	—	—	—	—
Commercial real estate loans (1)	—	—	(150)	—
Commercial and industrial loans	—	—	(100)	(95)
Other loans	—	(3)	(8)	(7)

Total charge-offs	—	(3)	(427)	(102)
Recoveries:
Construction and land development loans	—	—	—	—
Raw land loans	—	—	—	—
Commercial real estate loans (1)	—	—	2	—
Commercial and industrial loans	20	7	436	9
Other loans	9	—	9	—

Total recoveries	29	7	447	9

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net (charge-offs)/recoveries	29	4	20	(93)
Additions charge to operations	120	113	506	306

Balance at end of period	$2,089	$1,435	$2,089	$1,435

Allowance for loan losses as a percent of total loans	1.11%	1.09%	1.11%	1.09%

Ratio of net charge-offs/(recoveries) to average loans - annualized	(0.06)%	(0.01)%	(0.02)%	0.10%

(1)	Includes commercial real estate loans and commercial and industrial loans secured by real estate.

Non-Interest Income. Non-interest income was $63,000 for the three months ended September 30, 2004, as compared to $91,000 for the same period in 2003. The decrease of $28,000 was due to a loss on the sale of securities of $9,000 in the third quarter of 2004 while there was a gain on the sale of securities of $20,000 in the third quarter of 2003. Non-interest income increased by $9,000 for the nine months ended September 30, 2004 to $225,000 as compared to $216,000 for the same period last year, due primarily to increase in service fee income.

The following table sets forth information regarding noninterest income for the periods shown.

	Noninterest Income
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Banking and service charge fees	$63	$63	$204	$167
Gain (loss) on sale of securities	(9)	20	(6)	20
Other income	9	8	27	29

Total noninterest income	$63	$91	$225	$216

Non-Interest Expense. Non-interest expense increased $191,000 or 15.6%, from $1.2 million for the three months ended September 30, 2003 to $1.4 million for the same period in 2004. The increase was primarily a result of increased compensation and employee benefits costs due to increasing staff levels and higher group insurance premiums. For the three months ended September 30, 2004, non-interest expense as a percentage of average earning assets on annualized basis was 2.56% as compared to 2.94% for the same period in 2003. The Company also achieved an Efficiency Ratio of 49.2% for three months ended September 30, 2004 as compared to 63.0% for the same period in 2003.

Non-interest expense increased $433,000 or 12.3%, from $3.5 million for the nine months ended September 30, 2003 to $3.9 million for the same period in 2004. This $433,000 variance was due mainly to increased compensation and employee benefits costs associated with new hires, annual salary adjustments for existing personnel, as well as higher group insurance premiums. Salaries and employee benefits expenses totaled $2.3 million for the nine months ended September 30, 2004 as compared to $1.9 million for the same period in 2003. Total number of full-time equivalent employees increased to 47 as of September 30, 2004 as compared to 42 as of September 30, 2003. Legal and professional expense decreased $110,000 for the nine months ended September 30, 2004 to $146,000 as compared to $256,000 for the comparable period in 2003. This decrease was due primarily to lower legal fees associated with a loan foreclosure and the equipment lease agreement lawsuit which were both settled in the last quarter of 2003. For the nine months ended September 30, 2004, non-interest expense as a percentage of average earning assets on annualized basis was 2.51% as compared to 2.90% for the same period in 2003. The Company also achieved an Efficiency Ratio of 50.7% for nine months ended September 30, 2004 as compared to 67.4% for the same period in 2003.

The following table sets forth information regarding noninterest expenses for the periods shown.

	Noninterest Expense
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$833	$643	$2,265	$1,873
Occupancy and equipment	156	163	432	451
Data processing	90	82	251	233
Legal, professional and consulting	64	94	146	256
Advertising and public relations	17	27	91	72
Outside services	68	55	184	166
Federal Reserve Bank & correspondent bank fees	28	18	85	54
Telephone	42	31	114	88
Office supplies & printing	25	31	103	97
Director fees	32	23	76	69
Other	59	56	199	154

Total noninterest expense	$1,414	$1,223	$3,946	$3,513

As a % of average earning assets - annualized	2.56%	2.94%	2.51%	2.90%

Efficiency Ratio (1)	49.17%	62.98%	50.69%	67.39%

Average earning assets	$221,029	$166,439	$209,420	$161,715

(1)	Efficiency ratio represents noninterest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and noninterest income, excluding gains on sales of securities.

Liquidity and Capital Resources

The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, and maturing securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loans prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2004, cash and cash equivalents totaled $36.3 million or 14.5% of total assets, and investment securities available for sale totaled $12.8 million.

The Company’s liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows provided by or used in financing activities. Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the nine months ended September 30, 2004 net cash provided by operating activities was $2.9 million, compared to net cash provided by operating activities of $1.7 million for the same period of 2003. This variance from the prior period was due primarily to an increase in net income.

The Company’s primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities and interest-bearing deposits at other financial institutions. For the nine months ended September 30, 2004, total net loans increased by $52.7 million or 39.4%. Investment securities and interest-bearing deposits decreased to $22.3 million at September 30, 2004 from $33.9 million at December 31, 2003.

Net cash used in all investing activities was $42.2 million and $30.9 million for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004 the Company had outstanding loan commitments of $48.4 million and outstanding letters of credit of $1.6 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by increases in deposit levels and the initial public offering of the Company’s common stock. During the nine months ended September 30, 2004, total deposits increased by $44.6 million. The net proceeds from the issuance of common stock during the nine months ended September 30, 2004 also provided additional $17.1 million cash.

Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. The Company’s objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs.

As of September 30, 2004, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. The following tables reflect the Company’s and the Bank’s actual levels of regulatory capital as of September 30, 2004 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the prompt corrective action requirements.

	Company’s Capital Ratios At September 30, 2004
			For capital
	Actual		adequacy purposes		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	35,295	15.17%	9,305	4.00%	11,631	5.00%
Tier 1 capital to risk weighted assets (1)	35,295	16.77%	8,433	4.00%	12,649	6.00%
Total capital to risk weighted assets (1)	37,384	17.76%	16,865	8.00%	21,082	10.00%

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $232.6 million.
Risk-based capital ratios are computed as a percentage of risk-weighted assets of $210.5 million.

(2)	See “Supervision and Regulation - Capital Adequacy - Prompt Corrective Action.”

	Bank’s Capital Ratios At September 30, 2004
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	33,226	14.29%	9,298	4.00%	11,623	5.00%
Tier 1 capital to risk weighted assets (1)	33,226	15.81%	8,407	4.00%	12,610	6.00%
Total capital to risk weighted assets (1)	35,315	16.81%	16,813	8.00%	21,017	10.00%

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $232.5 million.
Risk-based capital ratios are computed as a percentage of risk-weighted assets of $210.1 million.

(2)	See “Supervision and Regulation - Capital Adequacy - Prompt Corrective Action.”

At September 30, 2004, the Company had off-balance sheet loan commitments of approximately $50.0 million. Of this amount, the unused portion of lines of credit extended by the Company was approximately $48.4 million and $1.6 million for standby letters of credit. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. As a financial institution, the Company’s market risk exposure is primarily that of interest rate risk. The Company has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in trading of financial instruments and does not have any exposure to exchange rates.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to result in a decrease in net interest income.

Interest rate risk is managed in accordance with policies approved by the Company’s Board of Directors. Management formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, management considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economy, liquidity, business strategies and other factors. Management meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market value of assets and liabilities, unrealized gains and losses, purchase and sales activities, commitments to originate loans and the maturities of investments. Management uses an analysis of relationships between interest-earning assets and interest-bearing liabilities to manage interest rate risk.

The following table presents the Company’s repricing gap at September 30, 2004. The table indicates that at September 30, 2004 the Company was liability sensitive up to twelve months. This would indicate a decrease in earnings in a rising rate environment.

	At September 30, 2004
		More
		Than
	Within	One Year	Over
	Twelve	to Five	Five
	Months	Years	Years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Interest-bearing deposits at other financial institutions	$8,909	$594	—	$9,503
Fed funds sold	26,805	—	—	26,805
Securities - all available for sale	—	11,920	917	12,837
Construction and land development loans	28,899	3,672	—	32,571
Raw land loans	21,764	466	—	22,230
Commercial real estate loans (1)	25,070	68,399	—	93,469
Commercial and industrial loans	24,468	9,047	—	33,515
Other loans	5,843	1,774	—	7,617

Total Rate-Sensitive Assets	141,758	95,872	917	238,547

Rate-Sensitive Liabilities:
Interest-bearing demand deposits	72,688	—	—	72,688
Savings deposits	12,748	—	—	12,748
Time deposits	76,317	2,825	—	79,142
Note payable	41	195	241	477

Total Rate-Sensitive Liabilities	$161,794	$3,020	$241	$165,055

Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(20,036)	$92,852	$676

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(20,036)	$72,816	$73,492

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities as a percentage of total assets	(7.98)%	28.99%	29.26%

(1)	Includes commercial real estate loans and commercial and industrial loans secured by real estate.

Although gap analysis as reflected in the table above is a useful measurement device available to management to determine the existence of interest rate exposure, its static focus as of a particular date makes it necessary for management to utilize other techniques to measure exposure to changes in interest rates. For example, gap analysis is limited in its ability to predict trends in future earnings and includes no assumptions regarding changes in prepayment tendencies, deposit or loan maturity preferences or repricing time lags that may occur in response to a change in interest rates.

As a result of the limitations inherent in gap analysis, the Company also uses the “FinServ” asset liability management model, a proprietary dynamic system that incorporates data regarding the Company’s loans, investments, deposits and borrowings into an interest sensitivity analysis designed for financial institutions. This analysis measures interest rate risk by computing changes in net interest income and net interest margin in the event of assumed changes in interest rates. The analysis assesses the effect on net interest income and net interest margin in the event of an increase or decrease in interest rates, assuming that such increase or decrease occurs ratably over the next 12 months and remains constant over the subsequent 12 months. The Company’s sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Federal Funds rate as measured by this model as of September 30, 2004 is as follows:

Increase in	Net Interest Change		Decrease in	Net Interest Change
Interest Rates	$	%	Interest Rates	$	%
(Dollars in thousands)
+1.00%	$487	4%	-1.00%	$(447)	(4)%
+2.00%	$946	8%	-2.00%	$(904)	(8)%

Accordingly, a rise of 1.00% in interest rates would result in an increase in our net interest income of $487,000, while a decline of 1.00% in interest rates would result in a decrease of $447,000 in our net interest income, in each case over the 12 months following September 30, 2004.

Management believes that the assumptions used in its interest sensitivity analysis to evaluate the vulnerability of its net interest income to changes in interest rates are reasonable. However, the interest rate sensitivity of the Company’s assets and liabilities, and the estimated effects of changes in interest rates on net interest income, could vary substantially if different assumptions were used or if actual experience differs from the projections upon which they are based.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in Internal Controls

In the quarter ended September 30, 2004, the Company did not make any significant changes in, or take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II. Other Information

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(d) On September 22, 2004, the Company’s Registration Statement on Form S-1 covering the offering of 925,000 shares of the Company’s common stock, Commission file number 333-117312 was declared effective. The offering commenced on September 23, 2004 and closed on September 28, 2004. As of the date of the filing of this report, all offered securities have been sold and the offering has terminated. The offering was managed solely by Sandler O’Neill & Partners, L.P (the Underwriter).

The Underwriter exercised an over-allotment option to purchase an additional 138,750 shares of the Company’s common stock. The total price to the public for the shares offered and sold by the Company, including the over-allotment, was $19.1 million. The amount of expenses incurred for the Company’s account in connection with the offering includes approximately $1.2 million of underwriting discounts and commissions and offering expenses of approximately $860,000.

All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company’s common stock; or (iii) affiliates of the Company.

The net proceeds of the offering, including the exercise of the over-allotment option, to the Company (after deducting the foregoing expenses) were $17.1 million. A total of $15.5 million of the net proceeds has been contributed to Valley Bank as an additional paid-in capital. The remainder has been retained by the Company and invested in accordance with its investment policy.

There has been no material change in the planned use of proceeds from this initial public offering as described in the Company’s final prospectus filed with the SEC.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)
31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)
32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY BANCORP

Date: November 3, 2004	By:	/s/ Barry L. Hulin

Barry L. Hulin
President and Chief Executive Officer

Date: November 3, 2004	By:	/s/ Dick Holtzclaw

Dick Holtzclaw
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)