Form 10-K
period 2004-12-31
Valley Bancorp
filed 2005-03-24
CIK 1295334

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50950

VALLEY BANCORP

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0493760
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

3500 W. Sahara Avenue, Las Vegas, NV 89102
(Address of Principal Executive Offices, including Zip Code)

(702) 221-8600
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.73 Par Value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates is approximately $75,298,282, based on the February 28, 2005 closing price of said stock on the Nasdaq Stock Market ($32.59 per share).

As of February 28, 2005, 2,790,748 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

VALLEY BANCORP
2004 Annual Report on Form 10-K

PART I

Item 1. Business

General

Valley Bank commenced operations in October 1998 with the mission of providing community bank services to Las Vegas and its neighboring suburbs. The Company provides banking and other financial services throughout its primary market area to small and medium size businesses, with annual revenues ranging from $1 million to $100 million. Many of these small and medium size businesses provide goods and services, directly or indirectly, to the development of the infrastructure in and around Las Vegas that services the growing population. The Company also provides a broad range of banking services and products, including personal checking and savings accounts, electronic banking, and other consumer banking products, to its customers.

In response to the burgeoning Las Vegas population in the late 1990’s and early part of this decade, fueled by rapid growth in the tourism and gaming industry, an influx of retirees and natural population growth due to births, additional infrastructure has been required to service the populace’s needs. The development of infrastructure, such as office buildings, convenience stores, strip malls and medical facilities has created an opportunity for the Company to focus its lending activities on commercial real estate, including construction lending, while continuing to focus its deposit taking activities on the local consumer population and its existing business customers.

In April, 2001 Valley Bank opened its second branch in Pahrump, Nevada (a city located 60 miles west of Las Vegas), which is in Nye County, Nevada. This was followed in October 2002 by the opening of a third branch on Sahara Avenue in Las Vegas, Nevada. As its deposit base increased with additional branches, its lending expanded from participations to local commercial and commercial real estate loans.

The Company completed its holding company reorganization in mid-2001, by which Valley Bank became its wholly owned subsidiary, and stockholders of Valley Bank became stockholders of Valley Bancorp. In September of 2004 the Company completed an initial public offering to increase its capital to meet its growth strategy for the next several years.

The Company’s goal is to become a premier commercial bank for the long-term benefit of its stockholders, customers and employees by increasing shareholder value and providing high-quality customer service. From December 1998 to December 2004, the Company has grown from total assets of $10.3 million to total assets of $273.6 million, while improving the efficiency ratio from 250% to 50%. Over the next five years, the Company has targeted an annual return on average assets of at least 1%, a double-digit return on average equity and an efficiency ratio of 60% or less. In addition, the Company intends to manage its net interest margin to a target of 5%. In order to achieve these targets, the Company’s goal is to grow its assets approximately 25% and its loan portfolio approximately 20% annually.

The Company intends to achieve these results by expanding its business with disciplined execution. The Company intends to focus on the greater Las Vegas market and transact business with additional small and medium size businesses with a need for commercial, construction and real estate lending. The Company believes the rapid economic growth in Clark County will provide sufficient lending opportunities for it to compete with the other financial institutions doing business in this region.

The proceeds raised in the initial registered public offering in September of 2004 contributed to Valley Bank’s increase in legal lending limit, and allowed the bank to originate larger or additional loans to its current customers with strong credit histories who might otherwise be forced to bank with its competitors. Additionally, this increased lending limit will allow the bank to underwrite larger loans without having to participate out a portion of the loan and it may also help it attract new and larger loan customers.

The Company continues to recruit and hire experienced bankers who bring with them an understanding of Southern Nevada, and Las Vegas in particular, and who have ties to the local communities and loyal customers. The Company believes that it offers a working environment that embraces, promotes, and develops its employees, as well as competitive compensation. Although Southern Nevada does not have a substantial pool of available commercial bankers, the Company has successfully recruited seasoned commercial bankers in the past, and believes that it will be able to continue to recruit additional commercial bankers in the future.

The composition of the Company’s commercial lending base has historically been different from the composition of its deposit base. In particular, the Company’s deposit customers are primarily consumers, rather than commercial businesses. The Company offers competitive and comprehensive demand and time deposit products designed to meet the varying needs of its customers and the Company has targeted its deposit products towards this customer base. The Company intends to continue to offer deposit products to meet the needs of its consumer market, while also increasing its emphasis on attracting deposits from its business loan customers. The Company believes these efforts will continue to provide a consistent source of funds for its commercial lending activities at a lower cost to it, while helping to solidify its relationship approach to banking.

The Company’s website is located at http://www.valleybancorp.com/. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Lending Activities

General. The nature of the commercial banking market in Las Vegas is characterized by a large number of commercial real estate related transactions that require financing. As a result, many community banks that serve this market have a significant concentration of commercial real estate loans, including Valley Bank. The Company’s loan portfolio primarily consists of commercial real estate loans. To a lesser extent, the loan portfolio also includes land loans, commercial and industrial loans, multi-family loans and 1-4 family residential loans.

The Company’s loans are underwritten using both federal and state guidelines. Interest rates charged by the Company on loans are principally affected by the competition in the market for loans, the risk profile of the various loans, and the Company’s estimate of both short and long term interest rate movements. These factors are, in turn, affected by general economic conditions for the nation and the market area, and the monetary polices of the federal government, including the Federal Reserve Board.

All loans are based on the financial strength of the borrower (typically cash flow and net worth), the secondary source of repayment (usually the collateral securing the loan), and any tertiary support offered by any guarantors. Exceptions to loan policy are approved by the Chief Credit Officer. The Company believes that all of the loans are margined adequately (acceptable terms and proper loan to value ratio) based on the level of risk associated with a particular loan type.

Commercial Real Estate Loans. The majority of the Company’s lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital, for example that are secured by commercial real estate. The commercial real estate portfolio is categorized by collateral type and includes both commercial real estate and commercial and industrial loans secured by real estate. Loans classified as commercial real estate loans are primarily term loans with either 3-5 year maturities (commonly referred to as mini-perm loans), or if longer than a 5 year term, loans that reprice every 3 to 5 years to an index plus a margin (i.e. 3 or 5 year treasuries, or the Company Reference Rate). In general, mini-perms are specifically designed to allow a project to stabilize prior to securing long-term financing. The real estate collateral securing these loans is primarily retail centers, office buildings, industrial facilities, and retail buildings such as convenience stores. They can be owner occupied, or income properties leased to third party lessees. When necessary, the Company underwrites the tenant paying the rent as a tertiary source of repayment. In most instances, estoppels and lease copies are part of the documentation of all income producing properties.

The Company typically analyzes all commercial real estate term loans as if they were income properties. Even if the property is owner occupied, to establish value the Company determines the ability of the rental income or potential market-rate rental income (in the case of owner occupied buildings) to service the debt. All real estate secured term loans require an outside appraisal of the property prior to closing and funding, and those appraisals contain market rent potential for all commercial properties contemplated as collateral for a loan. The Company’s loan policy for this type of credit generally requires that the loan to appraised value and loan to cost ratio (whichever is lower) not exceed 75%. Additionally, the property’s cash flow should have a debt coverage ratio of at least 1.15 to 1 after operating expenses (assuming there are no other negative economic considerations). If the analysis indicates that the project would have a debt coverage ratio of less than 1.15 to 1, the Company will not approve the loan unless there are other sources of repayment that materially add strength to the loan. The Company secures all of its real estate term loans through a first deed of trust which must be insured by adequate title insurance.

Construction/Land Development Loans. While the Company’s construction financing may be extended on a wide variety of projects, the principal types of construction loans originated by the Company include industrial/warehouse properties, office buildings, retail centers, medical facilities, restaurants, and on occasion, luxury single-family homes. Construction loans are made only to experienced local developers with whom the Company has sufficient lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs, and contingency funds are appropriate and adequate. As with real estate term loans, if the sensitivity analysis indicates that the project, when completed and stabilized, would have a debt coverage ratio of less than 1.15 to 1, the Company will make the loan only if secondary sources of repayment (outside strength of the borrower, guarantees, other collateral, etc.) materially add strength to the loan.

In addition to the conditions set forth above, the Company usually approves a construction loan only if a take-out commitment from another known and reputable financial institution has been secured, or when an internal commitment for permanent financing has been extended by the Company. As with commercial real estate loans, all construction loans require an outside appraisal of the project by an approved appraisal firm. The Company also typically requires that the loan to value ratio not exceed 75%.

Furthermore, the term of the construction loan cannot exceed the length of time normally required to construct a particular type of property. For example, 18 months is the maximum term for a construction loan depending on the project size and complexity. As with any real estate secured loan, the Company secures all construction loans through a deed of trust insured by title insurance, and also requires builder’s risk insurance.

Land loans for the purpose of developing a particular property are made only to experienced local developers with whom the Company has sufficient lending history. These loans are for lots or parcels of land that can be developed and sold within two years. The Company’s policy requires that the loan to value ratio should not exceed 75% of the appraised value (based upon the appraisal by an approved outside appraisal firm) of the developed land, or the cost of the property and improvements, whichever is lower. The Company also normally requires the borrower to either have a cash investment in the project equal to at least 25% percent of the cost of the project, or own the land for at least three years to establish an equity position. These land loans generally do not have a term longer than 18 months. All lot sales are managed through a title company with proceeds applied toward the repayment of the loan as specified in the loan documents. The Company secures the loan through a deed of trust insured by title insurance.

Construction loans and land development loans are managed through a third-party construction control company to insure that the project stays on budget. The budget is reviewed prior to funding by the responsible loan officer for accuracy, and a sufficient contingency allotment is made depending on the type of project. The contractor is reviewed prior to funding to determine whether they have the ability to complete the improvements on budget and on time. The contractors are typically known to the Company, however, the Company occasionally requests financial information on a contractor as additional due diligence.

Raw Land Loans. The Company also extends “raw land” loans only to a borrower who can support the monthly payments to repay the loan in full within five years or less. The source of repayment is usually from income other than the expected sale of the raw land securing the note. The Company occasionally makes exception to this policy for loans to experienced local developers with whom the Company has a lending history. Those developers inventory land for development into lots or project construction within 18 months. The loan to value ratio for raw land loans normally does not exceed 50 percent of the appraised value based upon a qualified outside appraisal, or 50% of the purchase price, whichever is lower. All of these loans are current and performing in accordance with their respective loan agreements.

Commercial and Industrial Loans. In addition to real estate related loan products, The Company also originates commercial and industrial loans, including working capital lines of credit, inventory and accounts receivable lines, equipment loans, and other types of term loans normally associated with commerce. The terms of these loans typically range from one to five years with interest rates both fixed and variable. If variable, they are tied to the Company’s in-house reference interest rate plus a margin. Fixed rate loans carry a maturity date from 3 to 5 years. The Company’s typical commercial loan customer is a manufacturing company, contractor, retailer, or service company in the greater Las Vegas area.

Underwriting guidelines for commercial business loans include an evaluation of the borrower’s operation and management, specific use of the loan proceeds and a proper identification of the repayment source. The loan proceeds are advanced against security interests in current and longer-term assets, and equipment loans are advanced against underlying specific equipment. Guaranties are almost always required from the principals of corporate borrowers.

In addition to term loans, the Company also offers commercial revolving lines of credit to finance accounts receivable and inventory on a short-term basis, usually a year or less. This short term financing enables borrowers to finance their cash needs during a business cycle and repay as cash is collected from their customers.

Other. Loans in this category loans are secured by multi-family residential property, secured by single-family residential property and consumer loans. The single-family residential category includes loans made to business owners for working capital purposes, using their residential real estate equity as collateral. The balance of the category represents short-term loans to builders to finance model homes in single-family developments.

The Company’s loan portfolio includes a small percentage of consumer loans. These loans were made primarily as an accommodation to the business customers and as a result of business-related referrals. The consumer loan portfolio consists primarily of auto loans, cash secured loans, and loans secured by securities. At present, the Company is not encouraging or emphasizing the origination of consumer loans. The Company may at some future date decide to pursue and develop this type of lending, however, no assurances can be made whether the Company will more aggressively pursue consumer lending or whether it will continue as primarily a business bank.

Origination and Sources of Loans. The majority of loans are originated by the Company’s senior business development officers. These officers have extensive business contacts in the markets because they have been successful commercial bankers in Las Vegas for many years. The average commercial lending experience of these business development officers is in excess of 20 years. Most of the customers have multiple relationships with the Company, and are a source of future business both by referrals and by word of mouth. This enables the Company to leverage this customer base.

Participations. The Company has relationships with other banks through senior management which enables the Company to sell any portion of credits that would be too large for the Company to keep on its own books. Local community banks often ask the Company to participate in credits originated by them. Participations among local community banks in the area are a significant part of commercial banking in the market area and allow local community banks to compete for many of the larger loans in the Las Vegas market. As required by bank regulators, every loan is independently underwritten by the Company, regardless of origin.

Competition

The banking and financial services business in Southern Nevada generally and in Las Vegas in particular, is highly competitive. The increasingly competitive environment is a result primarily of growth in start-up banks, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Some of these competitors are not subject to the same level of regulation and oversight that are required of banks and bank holding companies. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company can offer. Technological advances continue to contribute to greater competition in domestic and international products and services.

Supervision and Regulation

General

The Company is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not stockholders. The following discussion is only intended to provide summaries of significant statutes and regulations that affect the banking industry and is therefore not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Company’s business and prospects. The Company cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

Compliance

In order to assure that the Company is in compliance with the laws and regulations that apply to its operations, including those summarized below, the Company employs a compliance officer, and the Company engages an independent compliance auditing firm. The Company is regularly reviewed by the FDIC and the Nevada Department of Business and Industry, Financial Institutions Division (the “Nevada FID”), during which reviews such agencies assess the Company’s compliance with applicable laws and regulations. Based on the assessments of its outside compliance auditors and the FDIC and Nevada FID, the Company believes that it materially complies with all of the laws and regulations that apply to its operations.

Federal Bank Holding Company Regulation

General. Valley Bancorp is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. Valley Bancorp must file reports with the Federal Reserve and must provide it with such additional information as it may require. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage and insurance underwriting. Valley Bancorp has not applied to become a financial holding company.

Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as the company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

The Company does not believe that the act will negatively affect its operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offer, and these companies may be able to aggressively compete in the markets the Company currently serves.

Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (2) acquiring all or substantially all of the assets of another bank or bank holding company, or (3) merging or consolidating with another bank holding company.

Holding Company Control of Non-banks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Valley Bancorp’s ability to obtain funds from Valley Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Valley Bancorp nor Valley Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, Valley Bancorp is expected to act as a source of financial and managerial strength to Valley Bank. This means that Valley Bancorp is required to commit, as necessary, resources to support Valley Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a Nevada corporation, Valley Bancorp is subject to certain limitations and restrictions under applicable Nevada corporate law. For example, state law restrictions in Nevada include limitations and restrictions relating to indemnification of directors, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Federal and State Regulation of Valley Bank

General. Valley Bank is a Nevada chartered commercial bank with deposits insured by the FDIC. As a result, Valley Bank is subject to supervision and regulation by the Nevada FID and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

Lending Limits. State banking law generally limits the amount of funds that a bank may lend to a single borrower to 25% of stockholders’ equity plus retained earnings and allowance for loan losses.

Control of Financial Institutions. Nevada banking laws require that changes in ownership of 10% or more of a bank’s outstanding voting stock must be reported to the Nevada FID within three business days. If 20% or more of the bank’s voting power is acquired by a natural person, or 10% or more is acquired by an entity, then the acquisition may be deemed a change in control requiring prior approval of the Nevada FID.

Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain Federal Reserve restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interests of such persons (i.e., insiders). Extensions of credit (1) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.

Regulation of Management. Federal law sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency. Federal law also prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Under Nevada state law, if the stockholders’ equity of a Nevada state-chartered bank becomes impaired, the Commissioner of the Nevada FID will require the bank to make the impairment good. Failure to make the impairment good may result in the Commissioner’s taking possession of the bank and liquidating it.

Anti-terrorism Legislation

USA Patriot Act of 2001. On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“Patriot Act”) of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (iii) requires financial institutions to establish an anti-money-laundering compliance program, and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. While the Company believes the Patriot Act may, to some degree, affect the Company’s record keeping and reporting expenses, the Company does not believe that it will have a material adverse effect on the Company’s business and operations.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) generally authorizes interstate branching. Currently, bank holding companies may purchase banks in any state, and banks may merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Nevada has enacted “opting in” legislation authorizing interstate mergers pursuant to the Interstate Act. The Nevada statute permits out-of-state banks and bank holding companies meeting certain requirements to maintain and operate the Nevada branches of a Nevada bank with which the out-of-state company engaged in an interstate combination.

An out-of-state depository without a branch in Nevada, or an out-of-state holding company without a depository institution in Nevada, must first acquire the Nevada institution itself or its charter, before it can establish a de novo branch or acquire a Nevada branch through merger.

Deposit Insurance

Valley Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. Valley Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Dividends

The principal source of Valley Bancorp’s cash reserves is dividends received from Valley Bank. Nevada law imposes certain restrictions on a bank’s ability to pay dividends and prohibits a bank from paying dividends if doing so would reduce its stockholders’ equity below its initial stockholders’ equity. In addition, a bank may not pay cash dividends if doing so would reduce its capital below minimum applicable federal capital requirements. See “Capital Adequacy” below for a discussion of the applicable federal capital requirements. See “Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters” for a discussion of limitations on the payment of dividends.

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators generally expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

Effects of Government Monetary Policy

The Company’s earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was signed into law to address corporate and accounting fraud. The Act establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a public reporting company, the Company is subject to the requirements of the Act and related rules and regulations issued by the SEC and NASDAQ. The Company anticipates that it will incur additional expense as a result of the Act, but it does not expect that such compliance will have a material impact on its business.

Employees

The Las Vegas area is experiencing a period of rapid growth, placing a premium on highly qualified employees in a number of industries, including the financial services industry. The Company’s business plan includes, and is dependent upon, its hiring and retaining highly qualified and motivated executives and employees at every level, and, in particular, experienced loan originators and branch managers. The Company expects to experience substantial competition in its endeavor to identify, hire and retain the top-quality employees that it believes are a key to its future success. If the Company is unable to hire and retain qualified employees, it may not be able to grow its franchise and successfully execute its business strategy.

Due to the above, the Company continues to strive to make Valley Bank an employer of choice. As the Company’s reputation as a “good place to work” expands, it expects to continue to have the hiring success it has had in the past. In fact, the Company aggressively pursues the best employees in the area, as they contribute mightily to its efficiency ratio.

Valley Bank had a total of forty-five (45) full-time and two (2) part-time employees at December 31, 2004. There are no separate full-time employees of Valley Bancorp.

Item 2. Properties

Valley Bank owns the bank building at 370 North Stephanie Street, Henderson, Nevada. In addition to the approximately 9,000 sq. ft. two-story building, Valley Bank owns approximately 0.8 acres of land on which the building stands. This building and land is not subject to any mortgage or encumbrance.

Valley Bank also owns the bank building, of approximately 5,700 sq. ft., at 3500 W. Sahara Avenue, Las Vegas, Nevada, and the approximately 0.6 acres on which the building stands. In connection with the purchase of this building and land, Valley Bank assumed a loan in the principal amount of $549,996, payable monthly with a final maturity of July 1, 2013.

Valley Bank leases the branch office building, of approximately 5,400 sq. ft., at 3250 S. Highway 160 in Pahrump, Nevada. On February 1, 2001, Valley Bank entered into a lease with Joe Sladek CPCU with respect to the Pahrump branch office. The lease is for an initial term of five years with two five-year tenant options and requires aggregate payments of $110,000 through 2006.

On January 20, 2005, Valley Bank has purchased a new 9,960-square-foot two-story office building at the corner of Jones and Charleston Boulevard in Las Vegas, Nevada. The purchase price was $1.8 million. After tenant improvements are completed, occupancy is tentatively scheduled for the second quarter of the year. This building will serve as the administrative headquarters for both Valley Bancorp and Valley Bank.

Although we expect to open additional branches in the future if the opportunities exist, management believes that its existing facilities are adequate for its present purposes.

Item 3. Legal Proceedings

There are no major pending legal proceedings to which the Company is a party or to which any of its properties are subject. There are no material proceedings known to the Company to be contemplated by any governmental authority. The Company is involved in a variety of litigation matters in the ordinary course of its business and anticipates that it will become involved in new litigation matters from time to time in the future. Management believes that any liability resulting from such matters would not have a material adverse effect on the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since September 23, 2004, the common stock of the Company has been traded on the Nasdaq Stock Market (NASDAQ Symbol: VLLY) and quoted daily in leading financial publications. As of February 28, 2005, there were 1,381 common stockholders of record.

Prior to the completion of the Company’s initial registered public offering, there has been no public market for the common stock. Trades prior to that time cannot be characterized as amounting to an active market. Those shares were traded by individuals on a personal basis and were not listed on any exchange or traded on the over-the-counter market prior to September 23, 2004.

The following table presents the information regarding the historical market prices of the Company’s common stock as traded on the Nasdaq Stock Market since September 23, 2004.

Market Prices

Period	High	Low	Close
Third Quarter 2004	$23.85	$20.85	$23.25
Fourth Quarter 2004	$45.00	$23.00	$42.69

The Company has never paid a cash dividend on the common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any earnings to help fund the growth of Valley Bank. The Company cannot predict when such dividends, if any, will ever be paid. The payment of dividends, if any, will at all times be subject to the discretion of the board of directors and the ability of Valley Bank to pay dividends to Valley Bancorp, as well as restrictions contained in the Nevada Revised Statutes.

Valley Bancorp is a legal entity separate and distinct from Valley Bank. Since Valley Bancorp is a holding company with no significant assets other than Valley Bank, the Company presently depends upon dividends from Valley Bank for the revenue. Accordingly, the ability to pay dividends depends upon the receipt of dividends or other capital distributions from Valley Bank. Valley Bank’s ability to pay dividends to Valley Bancorp is subject to, among other things Valley Bank’s financial condition and federal and state regulatory limitations.

Under Nevada law, a corporation cannot pay a dividend if, after giving effect to the dividend: (i) the corporation would not be able to pay its debts as they come due, or (ii) the corporation’s assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the dissolution rights of any preferred stockholders.

In addition to federal regulatory limitations on Valley Bank’s ability to pay dividends to Valley Bancorp, Nevada law provides that a Nevada bank may not declare or pay a dividend if the effect of the payment of such dividend would be to reduce the stockholders’ equity of the bank to a level below (i) the initial stockholders’ equity of the bank, or (ii) 6% of the total deposit liability of the bank, as determined by the Commissioner of Financial Institutions Division for the State of Nevada.

Equity Compensation Plan Information

The Company maintains two compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These consist of the Incentive Stock Option Plan and the Non-Qualified

Stock Option Plan, each of which have been approved by stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2004:

Number of shares
remaining available for
	Number of shares to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	245,100	$9.85	7,505

Equity compensation plans not approved by stockholders	0	$0	0

Item 6. Selected Financial Data

Summary of Selected Consolidated Financial Data

	At or For the Years Ended December 31,
	2004	2003	2002	2001	2000 (1)
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$273,624	$186,916	$152,372	$105,476	$90,609
Total earning assets	259,746	178,104	144,870	99,986	85,278
Loans, net	196,075	133,795	113,079	92,172	64,603
Securities (all available for sale)	36,413	19,006	3,029	728	3,390
Interest-bearing deposits at other financial institutions	9,244	14,865	8,110	2,674	2,173
Federal funds sold	17,850	8,875	19,430	3,465	14,390
Deposits	236,211	169,798	140,036	93,949	79,860
Total liabilities	237,370	170,919	141,136	94,438	80,261
Total stockholders’ equity	36,254	15,997	11,236	11,038	10,348

Statement of Operations Data:
Interest income	$13,458	$10,006	$8,602	$7,968	$5,582
Interest expense	2,708	2,992	3,250	3,907	3,086

Net interest income	10,750	7,014	5,352	4,061	2,496
Provision for loan losses	632	478	1,596	340	464

Net interest income after provision for loan losses	10,118	6,536	3,756	3,721	2,032
Noninterest income	295	296	210	218	90
Noninterest expenses	5,543	4,725	3,772	3,186	1,985

Income before income tax expense (benefit)	4,870	2,107	194	753	137
Income tax expense (benefit)	1,659	708	72	96	(117)

Net income	$3,211	$1,399	$122	$657	$254

	At or For the Years Ended December 31,
	2004	2003	2002	2001	2000 (1)
	(Dollars in thousands, except per share data)
Per Share Data:
Earnings per share — Basic	$1.59	$0.84	$0.09	$0.46	$0.20
Earnings per share — Diluted	1.53	0.81	0.08	0.45	0.20
Book value per share	$12.99	$9.27	$7.81	$7.72	$7.25
Weighted average shares outstanding — Basic	2,017,094	1,659,750	1,432,871	1,428,516	1,245,656
Weighted average shares outstanding — Diluted	2,103,963	1,716,744	1,457,035	1,461,400	1,268,966
Common shares outstanding	2,790,748	1,725,478	1,438,130	1,429,880	1,427,130

Performance Ratios and Other Data:
Return on average assets	1.40%	0.81%	0.09%	0.66%	0.40%
Return on average stockholders’ equity	14.61%	9.92%	1.09%	6.12%	3.09%
Equity to assets — average balances	9.58%	8.11%	8.68%	10.76%	12.81%
Interest rate spread (2)	4.54%	3.92%	3.94%	3.64%	3.37%
Net interest margin (3)	4.93%	4.24%	4.35%	4.31%	4.14%
Efficiency ratio (4)	50.16%	64.80%	68.03%	74.46%	76.76%
Average earning assets to interest-bearing liabilities	131.45%	118.36%	115.70%	116.15%	115.12%
Loan originations — gross	$166,742	$84,016	$55,715	$62,781	$58,877

Asset Quality Ratios:
Non-performing loans to total loans (5)	0.09%	0.59%	0.47%	2.58%	0.99%
Non-performing assets total assets (6)	0.06%	0.55%	0.35%	2.86%	0.70%
Net charge-offs to average loans	—	0.11%	1.27%	0.14%	—
Allowance for loan losses to non-performing loans	1291.00%	194.52%	227.99%	39.77%	113.34%
Allowance for loan losses to total loans at end of period	1.11%	1.15%	1.07%	1.02%	1.11%

Capital Ratios:
Tier 1 leverage capital to average assets (7)	14.17%	8.59%	7.66%	10.24%	12.50%
Tier 1 capital to risk weighted assets (7)	16.00%	10.67%	9.00%	11.33%	13.54%
Total capital to risk weighted assets (7)	16.97%	11.72%	9.99%	12.31%	14.49%

(1)	Valley Bank data only. The holding company reorganization was completed on May 1, 2001.

(2)	Interest rate spread represents the difference between the weighted average yield on earning assets and the weighted average rate paid on interest-bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	Efficiency ratio represents noninterest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and noninterest income, excluding gains or (losses) on sales of securities.

(5)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in nonaccrual status.

(6)	Non-performing assets are defined as loans that are past due 90 days or more plus loans placed in nonaccrual status plus other real estate owned.

(7)	Tier 1 leverage (or core) capital are computed as a percentage of average total assets. Risk-based capital is computed as a percentage of risk-weighted assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and the notes to those statements presented elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “feels,” “believes,” “anticipates,” “intends,” and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company’s actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; changes in market conditions in the Company’s principal market area; adverse changes in the financial condition of the loan loss reserves; competitive pressures on loan or deposit terms; legislative and regulatory changes; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

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

Allowance for Loan Loss Methodology

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

As the Company adds new products and increases the diversity of the loan portfolio, management will enhance its methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of income to change the allowance for loan losses if its assessment of the above factors were different.

This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere herein. Although the Company believes the levels of the allowance as of December 31, 2004 was adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Inflation and Changing Prices

The Company’s consolidated financial statements and related data presented in this report have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to available-for-sale securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Overview

The Company is a bank holding company organized under the laws of Nevada, chartered in mid-2001. The Company is located in Las Vegas, Nevada and conducts its operations through its subsidiary, Valley Bank, a Nevada state-chartered bank, which commenced operations in October 1998. The Company does not engage in any substantial activities other than acting as a holding company for Valley Bank. The financial information presented in this report for the year ending December 31, 2000 pertains only to Valley Bank, as the holding company was not yet formed.

The Company successfully completed its initial registered public offering at the end of the third quarter 2004. Net proceeds from this offering totaled $17.1 million. With this additional capital raised in 2004 and its historical growth trend, the Company believes that the foundation for sustainable growth has been established.

Key Indicators

	At or For The Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net income	$3,211	$1,399	$122

Basic earnings per share	$1.59	$0.84	$0.09
Diluted earnings per share	1.53	0.81	0.08

Total assets	$273,624	$186,916	$152,372
Total loans (net)	196,075	133,795	113,079
Total deposits	236,211	169,798	140,036
Net interest margin	4.93%	4.24%	4.35%
Return on assets	1.40%	0.81%	0.09%
Return on equity	14.61%	9.92%	1.09%
Efficiency ratio	50.16%	64.80%	68.03%

Net income for 2004 was $3.2 million, or $1.53 per diluted share, as compared to $1.4 million, or $0.81 per diluted share, in 2003 and $122,000, or $0.08 per diluted share, in 2002. The net interest margin for 2004 was 4.93% as compared to 4.24% for 2003 and 4.35% for 2002. Increased non-interest bearing demand deposits and higher loan balances outstanding contributed to this improved net interest margin in 2004. The Company made a provision for loan losses of $632,000 in 2004 as compared to $478,000 in 2003, primarily in recognition of the significant loan growth experienced in 2004. The provision for loan losses for 2002 was $1.6 million reflecting a charge-off of an Equipment Lease Loan. Please see a discussion on “Provision for Loan Losses” below for more details. Non-interest income for 2004 of $295,000 was flat to 2003 of $296,000. Non-interest income for 2002 was $210,000. Higher average balances on deposit accounts maintained by the customers continued to hold down service charges income. Non-interest expense for 2004 was $5.5 million as compared to $4.7 million for 2003 and $3.8 million for 2002. Of the $818,000 full year non-interest expense variance for 2004 to 2003, $609,000 was due to increased compensation and employee benefits costs while $209,000 was due to increased other operating expenses. Of the $953,000 full year non-interest expense variance for 2003 to 2002, $603,000 was due to increased compensation and employee benefits costs while $350,000 was due to increased other operating expenses.

The Company experienced strong asset growth for the years ended December 31, 2004, 2003,and 2002. Total assets at December 31, 2004 were $273.6 million as compared to $186.9 million at December 31, 2003 and $152.4 million at December 31, 2002. This asset growth of $86.7 million or 46.4% from December 31, 2003 can primarily be attributed to the strong loan growth. In order to fund this increased loan demand, the Company increased total deposits through a combination of both retail and wholesale deposits. Total assets grew $34.5 million or 22.6% in 2003 and $46.9 million or 44.5% in 2002 from the previous year, primarily as a result of loan originations. Funding for this growth came primarily from deposit growth resulting from the second branch opening in 2001 and third branch opening in 2002 as well as from relationships with new and existing business customers.

Analysis of Statement of Income

Net Interest Income

Net interest income before the provision for loan losses for 2004 increased 53.3% to $10.8 million, as compared to $7.0 million for 2003. Net interest income before the provision for loan losses in 2003 increased 31.1% to $7.0 million, as compared to $5.4 million in 2002. The increases in net interest income during 2004 when compared to the same periods in the prior year reflect the substantial increases in interest-earning assets (primarily loans) combined with decreases in the cost of funds on the deposits during such periods. The increases in interest-earning assets reflect the Company’s strategy of growing the loan portfolio. The decreases in cost of funds are attributable to the eleven interest rate cuts by the Federal Reserve Board during 2001, combined with the Company’s decision during 2001 to focus more on non-time deposit products as well as non-interest bearing deposits to build more core deposits. In addition, since the deposits repriced more quickly than the loans, the cost of funds declined more rapidly than the yield earned on interest-earning assets.

Interest Income

Total interest income increased 34.5% to $13.5 million for 2004, as compared to $10.0 million for 2003. Total interest income was $8.6 million for 2002. This represents an increase of $1.4 million or 16.3% for year 2003 as compared to year 2002. Interest income on loans totaled $12.6 million for 2004, $9.3 million for 2003, and $8.2 million for 2002. Substantially all interest income in each period is derived from loans.

The increases in interest income from period to period reflect the increases in the average balance of loans receivable. While loan volume increased, yield on loans steadily declined from 7.97% at December 31, 2002, to 7.43% at December 31, 2003 and to 7.26% at December 31, 2004. This decline in the average yield reflected the overall decrease in market rates of interest that occurred over this period.

Interest Expense

Total interest expense for 2004 was $2.7 million as compared to $3.0 million for 2003 and $3.3 million for 2002. Although total deposits increased from period to period, the interest expense has been decreasing from prior periods due to the lower interest rate environment as well as the increase in non-time deposits and non-interest bearing deposits as a percentage of total deposits.

The average balance of interest-bearing liabilities has increased from $139.6 million for 2003 to $165.9 million for 2004. The effect on interest expense of the increase in the average balance of liabilities was partially offset by a decline in the average rate paid on deposits due to the general decline in market rates of interest during such periods. The average rate paid on interest-bearing deposits declined from 2.12% for 2003 to 1.62% for 2004.

Interest expense on borrowings for 2004 consisted of Federal discount window borrowings for three days and the note payable associated with the purchase of the Sahara Branch office in Las Vegas, Nevada in 2002. This note payable carries an interest rate of 7.13% with a remaining term to maturity of 8 years and 7 months from December 31, 2004.

Net Interest Margin

The net interest margin at December 31, 2004 of 4.93% improved 0.69% from 4.24% at December 31, 2003. This improvement was due primarily to lower cost of funds on deposits. Cost of funds on interest-bearing deposits decreased 0.51% from 2.14% at December 31, 2003 to 1.63% at December 31, 2004. Net interest margin at December 31, 2002 was 4.35%. Despite periodic decreases by the Federal Reserve Bank in federal funds borrowing rates (which totaled 5.50% from 2001 through 2003) the net interest margin remains relatively stable because of the active asset and liability management.

As previously noted, net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings. The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest bearing deposits and borrowings, and the interest rates earned versus the interest rates paid on each of the balance sheet portfolios. The net interest margin is net interest income expressed as a percentage of average earning assets.

The margin, average balances, related income and expenses, and resulting yields and rates are presented in Table 1. An analysis of changes in net interest income is presented in Table 2.

Table 1
Consolidated Average Balances and Interest Rates

	Years Ended December 31,
	2004			2003			2002
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost	Balance (1)	Expense	Cost	Balance (1)	Expense	Cost
	(Dollars in thousands)
Assets
Earning assets:
Loans (2) (3) (4)	$172,967	$12,563	7.26%	$125,794	$9,349	7.43%	$103,242	$8,224	7.97%
Federal funds sold (5)	18,447	257	1.39%	18,224	200	1.10%	14,177	224	1.58%
Interest bearing deposits (5)	11,576	244	2.11%	10,631	228	2.14%	4,485	118	2.63%
Investment securities (5)	15,098	394	2.61%	10,594	229	2.16%	1,216	36	2.96%

Total earning assets and interest income	218,088	13,458	6.17%	165,243	10,006	6.06%	123,120	8,602	6.99%

Non-interest earning assets:
Cash and due from banks	7,386			4,402			3,099
Premises and equipment	4,382			4,557			3,264
Other assets	1,702			917			1,364
Allowance for credit losses	(1,976)			(1,353)			(1,078)

Total assets	$229,582			$173,766			$129,769

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$69,771	$628	0.90%	$56,504	$619	1.10%	$37,010	$590	1.59%
Savings deposits	11,629	57	0.49%	8,478	70	0.83%	6,135	82	1.34%
Time deposits $100,000 or more	32,502	728	2.24%	29,617	871	2.94%	22,976	853	3.71%
Other time deposits	51,439	1,259	2.45%	44,491	1,394	3.13%	40,193	1,717	4.27%
Short-term borrowings	76	1	1.32%	—	—	—	—	—	—
Long-term borrowings	487	35	7.19%	524	38	7.25%	97	8	8.25%

Total interest bearing liabilities	165,904	2,708	1.63%	139,614	2,992	2.14%	106,411	3,250	3.05%

Noninterest-bearing liabilities:
Demand deposits	40,877			19,369			11,529
Other liabilities	817			687			561

Stockholders’ equity	21,984			14,096			11,268

Total liabilities and stockholders’ equity	$229,582			$173,766			$129,769

Net Interest Spread (6)			4.54%			3.92%			3.94%

Net interest income/margin (7)		$10,750	4.93%		$7,014	4.24%		$5,352	4.35%

(1)	Average balances are obtained from the best available daily data.

(2)	Loans are gross of allowance for credit losses but after unearned fees.

(3)	Non-accruing loans are included in the average balances.

(4)	Interest income includes loan fees of $398,000, $264,000, and $125,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

(5)	All investments are taxable.

(6)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Table 2
Analysis of Changes in Net Interest Income

	Increase/(Decrease) Due To
							Total Net Increase
	Volume		Rate		Rate/Volume		(Decrease)
	12/31/04	12/31/03	12/31/04	12/31/03	12/31/04	12/31/03	12/31/04	12/31/03
	(Dollars in thousands)
Earning assets:
Loans	$3,506	$1,796	$(212)	$(551)	$(80)	$(120)	$3,214	$1,125
Federal funds sold	2	64	54	(68)	1	(20)	57	(24)
Interest bearing deposits	20	162	(4)	(22)	0	(30)	16	110
Investment securities	97	278	47	(10)	21	(75)	165	193

Interest income	3,625	2,300	(115)	(651)	(58)	(245)	3,452	1,404

Interest bearing liabilities:
Interest bearing demand deposits	145	311	(110)	(185)	(26)	(97)	9	29
Savings deposits	26	31	(28)	(31)	(11)	(12)	(13)	(12)
Time deposits $100,000 or more	85	247	(208)	(177)	(20)	(52)	(143)	18
Other time deposits	218	184	(305)	(458)	(48)	(49)	(135)	(323)

Total interest bearing deposits	474	773	(651)	(851)	(105)	(210)	(282)	(288)

Short-term borrowings	0	0	0	0	1	0	1	0
Long-term borrowings	(3)	35	0	(1)	0	(4)	(3)	30

Total interest expense	471	808	(651)	(852)	(104)	(214)	(284)	(258)

Net interest income	$3,154	$1,492	$536	$201	$46	$(31)	$3,736	$1,662

Provision for Loan losses

The Company recorded provisions for loan losses of $632,000 during 2004 as compared to $478,000 for 2003, primarily as a result of increased loan portfolio. The provision was $1.6 million during 2002. The increases were the result of an increased loan portfolio in each of these years and, with respect to 2002, the charge-off of an Equipment Lease Loan. The Company also recovered $360,000 during 2004 from the Equipment Lease Loan that was charged off in 2002. This recovery was recorded as an increase to the allowance for loan losses. As part of the settlement, the Company is entitled to receive $20,000 per quarter until the Company receives a total of $550,000 (including the $360,000 received in 2004). These additional payments, while smaller than the initial recovery, will be recognized as recoveries to the allowance for loan losses as they are received, and may affect the amount of the provision in future periods. The provisions the Company established during 2004, 2003, and 2002 were made in order to maintain the allowance for loan losses at what management believed to be an adequate level.

The assessment of the adequacy of the allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, levels and trends in asset classifications, change in volume and mix of loans, and collateral values. Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss experience and the loan underwriting policies.

Management believes that its allowance for loan losses at December 31, 2004 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as the Company continues to grow the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s loan portfolio and the sufficiency of the allowance for loan losses from their perspective as the regulators. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Non-Interest Income

Non-interest income consists primarily of income earned on banking and service charge fees. Non-interest income for 2004 of $295,000 was flat to 2003 of $296,000. Higher average balances on deposit accounts maintained by the customers continued to hold down service charge income. Non-interest income for 2002 was $210,000.

Table 3 presents the major components of non-interest income.

Table 3
Non-Interest Income

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Banking and service charge fees	$255	$236	$151
Gain on sale of securities	(6)	18	17
Other income	46	42	42

Total non-interest income	$295	$296	$210

Non-Interest Expense

Total non-interest expense increased to $5.5 million in 2004 as compared to $4.7 million for 2003. Total non-interest expense for 2002 was $3.8 million. As a percentage of average earning assets, total operating expense was 2.54% 2004 as compared 2.86% 2003, and 3.06% for 2002. This positive trend reflects the Company’s efforts to control expense while pursuing growth.

The overhead efficiency ratio for all the periods under review declined due to the Company’s growth and expense control. The overhead efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities. The overhead efficiency ratio was 50.16% for 2004 as compared to 64.80% for 2003 and 68.03% for 2002.

Table 4 shows the major components of non-interest expense.

Table 4
Non-Interest Expense

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$3,130	$2,521	$1,918
Occupancy and equipment	573	589	570
Data processing	347	311	254
Legal, professional and consulting	258	300	245
Advertising and public relations	138	133	126
Outside services	251	227	163
Office supplies & printing	154	127	110
Telephone	158	123	82
Director fees	114	89	68
Federal Reserve Bank & correspondent bank fees	112	81	64
Other	308	224	172

Total non-interest expense	$5,543	$4,725	$3,772

As a % of average earning assets	2.54%	2.86%	3.06%

Efficiency Ratio (1)	50.16%	64.80%	68.03%

(1)	Efficiency ratio represents non-interest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and non-interest income, excluding gains or (losses) on sales of securities.

Salaries and employee benefits increased $609,000 or 24.2% to $3.1 million for 2004 as compared to $2.5 million for 2003. This increase was due to new hires, salary adjustments, and $449,000 in year-end incentive payouts for various personnel. For 2002, salaries and employees benefits expense was $1.9 million. The increase of $603,000 in 2003 as compared to 2002 was due to several factors. First, Valley Bank opened its third branch location in October 2002 and as such the full year impact of this branch operation was reflected in 2003. Secondly, there were year-end incentive payouts of $26,000 in 2002, while year-end payouts totaled $150,000 in 2003. Finally, new hires and salary adjustments for various personnel contributed to the remaining variance.

Occupancy and equipment expense was $573,000 for 2004 as compared to $589,000 for 2003 and $570,000 for 2002. Occupancy and equipment expense remained relatively the same for the past three years as no new branch opening has occurred since 2002.

Data processing expense was $347,000 for 2004 as compared to $311,000 for 2003 and $254,000 for 2002. Variances between these years were due primarily to higher volume of loan and deposit accounts and transactions being processed.

Legal, professional and consulting expense decreased $42,000 or 14.0% to $258,000 for 2004 as compared to $300,000 for 2003. This decrease was due primarily to lower legal expense associated with a loan foreclosure and the equipment lease agreement lawsuit, which were both, settled in the last quarter of 2003. For 2002, legal, professional, and consulting expense was $245,000. The increase of $55,000 for 2003 was due mainly to the legal fees associated with the previously mentioned loan lawsuit and the equipment lease agreement lawsuit.

Advertising and public relations expenses for 2004, 2003, and 2002, were $138,000, $133,000, and $126,000, respectively. These expenses remained stable from year to year.

Outside services expense for 2004 was $251,000 as compared to $227,000 for 2003. For 2002, this expense was $163,000. Variances between these years were due to higher courier and armored-car expenses between branches as well as ATM network processing costs associated with higher transaction volume.

Other operating expenses for 2004 were $846,000 as compared to $644,000 for 2003 and $496,000 for 2002. The increases between years were due to the higher telephone expense, loan collection expense, printing and supplies and bank correspondent bank fees associated with more loan and deposit activities.

Income Taxes

Income tax expense for 2004 was $1.7 million as compared to $708,000 for 2003 and $72,000 for 2002, reflecting an effective tax rate of 34%, 34% and 37%, respectively. The effective tax rate (income tax expense divided by net income before taxes) for each period approximates the maximum U.S. federal income tax rate of 35% for each year.

Balance Sheet Analysis

Investment Securities

The investment portfolio serves several purposes: (i) it provides liquidity to mitigate uneven cash flows from the loan and deposit activities of customers; (ii) it provides a source of pledged assets for securing public deposits and borrowed funds; (iii) it is a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources; (iv) it is an alternative interest-earning use of funds when loan demand is light; and (v) it may provide partially tax exempt income.

The major components of the investment portfolio are: (i) “Fed Funds Sold”, which are temporary overnight sales of excess funds to correspondent banks, (ii) interest-bearing deposits at other financial institutions and (iii) investment securities. Fed funds sold totaled $17.9 million at December 31, 2004, $8.9 million at December 31, 2003, and $19.4 million at December 31, 2002. Fluctuation in Fed funds sold from year to year was due to cash flow activities of the Company and the daily liquidity that the Company needs to maintain to meet loan originations, large deposit account activities, and day to day operations.

Interest-bearing deposits at other financial institutions consist of certificates of deposit and money market deposit accounts spread over many financial institutions to take advantage of 100% Federal Deposit Insurance coverage. These interest-bearing deposits totaled $9.2 million at December 31, 2004, $14.9 million at December 31, 2003, and $8.1 million at December 31, 2002. All of these interest-bearing deposits have a maturity date of two years or less.

All of the investment securities are classified as “available-for-sale” pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity.

The investment securities portfolio is primarily composed of US Agency issues with small amounts in mortgage-backed securities and collateralized mortgage obligations. The relative distribution of these groups within the overall portfolio has varied over the periods noted in the table to follow.

The Company’s securities portfolio is managed in accordance with guidelines set by the Company’s Investment Policy. The Company’s chief executive officer and chief financial officer in accordance with a comprehensive written Investment Policy manage specific day-to-day transactions affecting the securities portfolio. These securities activities are reviewed monthly or more often, as needed, by the Management Asset Liability Committee and are reported monthly to the board of directors.

The Investment Policy, which addresses strategies, types and levels of allowable investments and which is reviewed and approved annually by the board of directors, authorizes the Company to invest in a variety of highly liquid, investment grade fixed-income, U.S. Government and agency securities and other investment securities, subject to various limitations. The Investment Policy limits the amount the Company can invest in various types of securities, places limits on terms of securities, and limits the securities dealers that Company can conduct business with.

Although the policies permit the Company to invest in any investment grade securities, as of December 31, 2004, all of the investments have consisted of AAA-rated U.S. Government agency, mortgage-backed securities and collateralized mortgage obligations that are insured or guaranteed by U.S. government agencies or government-sponsored enterprises. At December 31, 2004, the consolidated securities portfolio consisted of $29.9 million of U.S. Government agency securities, $4.6 million of mortgage-backed securities and $1.9 million of collateralized mortgage obligations.

The following tables set forth the composition of the securities portfolio and the securities maturity distribution of the consolidated securities portfolio at the periods indicated. The securities are shown at amortized cost and fair value and unrealized gains and losses are excluded from earnings and are reported net of deferred taxes in accumulated other comprehensive income as a component of stockholders’ equity.

Table 5
Composition of the Securities Portfolio

	At December 31,
	2004		2003		2002
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
US Government agency securities	$29,941	$29,863	$18,979	$19,006	$3,019	$3,029
Mortgage backed securities	4,673	4,625	—	—	—	—
Collateralized Mortgage Obligations	1,931	1,925	—	—	—	—

Total	$36,545	$36,413	$18,979	$19,006	$3,019	$3,029

Table 6
Securities Maturity Distribution and
Weighted-Average Yield to Maturity

	At December 31, 2004
	One Year		Over One Year		Over Five Years
	or Less		Through Five Years		Through Ten Years		Over Ten Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
	(Dollars in thousands)
US Government agency securities	$1,002	2.34%	$25,945	3.42%	$2,994	4.45%	—	—
Mortgage backed securities	—	—	—	—	1,728	3.80%	2,945	4.28%
Collateralized Mortgage Obligations	—	—	—	—	938	3.91%	993	4.12%

Total	$1,002	2.34%	$25,945	3.42%	$5,660	4.16%	$3,938	4.24%

(1)	Weighted yield.

Loans

The loan growth, consisting primarily of commercial loans and commercial real estate, was very strong in 2004. Net loans after unearned fees and allowance for loan losses increased 46.6% to $196.1 million at December 31, 2004 as compared to $133.8 million at December 31, 2003. At December 31, 2002, 2001, and 2000, net loans were $113.1 million, $92.2 million, and $64.6 million, respectively. Net loans increased $20.7 million or 18.3% in 2003, $20.9 million or 22.7% in 2002, $27.6 or 42.7% in 2001 and $34.7 million or 116.1% in 2000. This steady growth is consistent with the current focus and strategy to grow the loan portfolio. For 2004, the Company funded a total of $128.4 million in new loans and for the years 2003, 2002, 2001, and 2000, the Company funded $74.1 million, $52.3 million, $62.9 million and $52.2 million in new loans respectively. Commercial loans, both real estate and non-real estate related loans, made up the majority of the originations and are likely to continue to be the principle types of loans originated as they represent the Company’s expertise and support the Company’s strategic plan for growth and profitability. These positive results were due to the efforts of the business development officers, both existing and new hires, coupled with general improvement in the overall economy at both the local and national levels.

The Company’s commercial loan growth during 2004 was centered in commercial real estate loans, specifically in construction of commercial retail, industrial, and office properties. Additionally, the Las Vegas real estate market drove an increase in land development and raw land loans.

A distribution of the loan portfolio as of December 31, 2004 is presented in Table 7 based on the type of loans at the dates indicated.

Table 7
Distribution of Loan Portfolio

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction and land development loans	$43,460	21.83%	$21,324	15.70%	$17,862	15.55%	$10,452	11.16%	$11,526	17.53%
Raw land loans	27,468	13.80%	18,446	13.57%	12,542	10.93%	3,943	4.21%	3,465	5.27%
Commercial real estate loans (1)	90,455	45.45%	65,793	48.42%	50,066	43.62%	45,073	48.13%	27,716	42.14%
Commercial and industrial loans	31,726	15.94%	24,900	18.32%	26,310	22.92%	29,310	31.30%	20,756	31.56%
Other loans	5,926	2.98%	5,420	3.99%	8,009	6.98%	4,871	5.20%	2,304	3.50%

Total loans	199,035	100.00%	135,883	100.00%	114,789	100.00%	93,649	100.00%	65,767	100.00%

Allowance for loan losses	(2,195)		(1,563)		(1,222)		(947)		(722)
Unearned net loan fees	(765)		(525)		(488)		(530)		(442)

Net loans	$196,075		$133,795		$113,079		$92,172		$64,603

(1)	Includes commercial real estate loans and commercial and industrial loans secured by real estate.

The following Table 8 sets forth information at December 31, 2004 regarding the dollar amount of loans maturing in portfolio based on the contractual terms to maturity or scheduled amortization, excluding potential prepayments.

Table 8
Maturities of Loan Portfolio

	At December 31, 2004
	One Year	One to	After
	or less	Five Years	Five Years	Total
	(Dollars in thousands)
Construction and land development loans	$33,736	$5,243	$4,481	$43,460
Raw land loans	21,638	5,773	57	$27,468
Commercial real estate loans (1)	12,146	18,265	60,044	$90,455
Commercial and industrial loans	19,372	8,989	3,365	$31,726
Other loans	3,086	2,300	540	$5,926

Total loans	$89,978	$40,570	$68,487	$199,035

(1)	Includes commercial real estate loans and commercial and industrial loans secured by real estate.

The following Table 9 sets forth the dollar amount of loans held for investment due more than one year from December 31, 2004 as shown in preceding tables, which have fixed interest rates or floating or adjustable interest rates.

Table 9
Fixed Rates and Adjustable Rates of Loan Portfolio
Due After One Year

	At December 31, 2004
		Floating or
	Fixed	Adjustable
	Rate	Rate	Total
	(Dollars in thousands)
Construction and land development loans	$113	$9,611	9,724
Raw land loans	1,027	4,803	5,830
Commercial real estate loans (1)	2,980	75,329	78,309
Commercial and industrial loans	5,698	6,656	12,354
Other loans	677	2,163	2,840

Total	$10,495	$98,562	$109,057

(1)	Includes commercial real estate loans and commercial and industrial loans secured by real estate.

Deposits

Deposits increased 39.1% to $236.2 million at December 31, 2004, as compared to $169.8 million at December 31, 2003. This strong deposit growth was due primarily to an increase in deposits from the business customers resulting from the Sahara Branch opening in 2002 as well as time deposit promotions conducted during the year. Non-interest bearing deposits grew $15.8 million or 59.0% from December 31, 2003 to December 31, 2004 primarily in the business deposit category. Time deposits grew $41.5 million or 60.7% from December 31, 2003 to December 31, 2004 primarily in the one-year term of less than $100,000 category resulting from the promotions conducted during the last quarter of 2004. Total deposits at December 31, 2002 were $140.0 million.

An important balance sheet component impacting the net interest margin is the composition and cost of the deposit base. The Company can improve the net interest margin to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, which are non-interest bearing demand, NOW accounts, savings accounts, money market deposit accounts and time deposits under $100,000. The Company attempts to price these deposit products in order to promote deposit growth and satisfy the liquidity requirements and offer a variety of deposit products in order to satisfy the clients’ needs.

Through the branch network in Las Vegas, Henderson and Pahrump, Nevada, the Company provides a wide array of deposit products. The Company has historically relied upon, and expects to continue to rely upon, deposits to satisfy the needs for sources of funds. The Company offers regular checking, savings, NOW and money market deposit accounts; fixed-rate, fixed maturity retail certificates of deposit ranging in terms from 30 days to five years; individual retirement accounts and non-retail certificates of deposit consisting of jumbo (generally greater than or equal to $100,000) certificates.

The Company has historically relied on higher interest bearing certificates of deposit to attract deposit market share and provide the Company with a source of funds. Recently, the Company has begun to replace higher cost certificates of deposit with lower costing core transaction account deposits. At December 31, 2004, the deposit portfolio was comprised of 18.1% non-interest bearing deposits, as compared to 15.8% at December 31, 2003 and 10.4% at December 31, 2002. The Company intends to continue these efforts at attracting deposits from business lending relationships in order to reduce the cost of funds and improve the net interest margin.

The growth of deposit accounts in the demand, NOW, and time deposit areas has primarily come from new customers walking into a branch facility, previous customers well known to staff or management bringing their relationships to Company, or as the result of calls made by staff, officers, or directors to certain prospective or potential customers. The Company strives to establish both deposit and loan relationships with all of the customers.

As of December 31, 2004, the Company had $109.9 million of time deposits, consisting of $65.7 million with balances less than $100,000 and $44.2 million of jumbo certificates. Since December 31, 2001, the Company has reduced its reliance on time deposits and has been promoting its non-time deposit products, which has proved successful in attracting a significant amount of such deposits. At December 31, 2004, the non-time deposit accounts totaled $126.3 million, or 53.5% of total deposits, as compared to $101.4 million or 59.7% at December 31, 2003, $65.0 million or 46.4% at December 31, 2002.

Since December 31, 2001, the Company has increased its emphasis on attracting retail deposits from both business and high net worth private client relationships. The money market deposit accounts are obtained from both businesses and high net worth individuals, families, and trusts. The Company has been successful in attracting deposits from the business lending relationships. These businesses include property management companies, community associations, title and escrow companies, law firms and other middle-market businesses. The Company intends to continue to focus on such clients as well as middle market businesses in and around its market area.

The following Table 10 reflects the average rates and average balance of deposit categories for the periods indicated.

Table 10
Average Rates and Average Balances of Deposits

	At Years Ended December 31
	2004		2003		2002
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)
Noninterest-bearing demand deposits	$40,877	0.00%	$19,369	0.00%	$11,529	0.00%

Interest-bearing demand deposits	69,771	0.90%	56,504	1.10%	37,010	1.59%
Savings deposits	11,629	0.49%	8,478	0.83%	6,135	1.34%
Time deposits $100,000 or more	32,502	2.24%	29,617	2.94%	22,976	3.71%
Other time deposits	51,439	2.45%	44,491	3.13%	40,193	4.27%

Total interest-bearing deposits	165,341	1.62%	139,090	2.12%	106,314	3.05%

Total deposits	$206,218	1.30%	$158,459	1.86%	$117,843	2.75%

The following Table 11 reflects deposit ending balances by category as of the dates indicated.

Table 11
Deposits Distribution

	At December 31,
	2004		2003		2002
		Percent of		Percent of		Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
	(Dollars in thousands)
Transaction accounts:
Savings accounts	$13,411	5.68%	$9,557	5.63%	$7,149	5.11%
Money market deposit accounts	52,126	22.07%	50,194	29.55%	31,291	22.35%
NOW accounts	18,102	7.66%	14,817	8.73%	11,908	8.50%
Noninterest-bearing demand accounts	42,664	18.06%	26,839	15.81%	14,610	10.43%

Total transaction accounts	126,303	53.47%	101,407	59.72%	64,958	46.39%

Time Deposits:
90-day	721	0.31%	218	0.13%	67	0.05%
180-day	3,114	1.32%	3,330	1.96%	3,450	2.46%
One-year	81,170	34.36%	31,001	18.26%	37,127	26.51%
Over one year	24,903	10.54%	33,842	19.93%	34,434	24.59%

Total time deposits	109,908	46.53%	68,391	40.28%	75,078	53.61%

Total Deposits	$236,211	100.00%	$169,798	100.00%	$140,036	100.00%

The following Table 12 sets forth the maturities of time deposits having principal amounts of $100,000 or more at December 31, 2004.

Table 12
Maturities Distribution of $100,000 or More Time Deposits

Amount
(Dollars in thousands)
Time deposits maturing:
Three months or less	$16,007
Over three through six months	6,470
Over six through twelve months	20,236
Over twelve months	1,528

Total	$44,241

Borrowings

The Company may occasionally use the Fed funds line of credit and short-term Federal Discount Window borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The borrowing line at the Federal Discount Window is dependent on the level of pledged collateral. There was a total of $11.6 million available from this source at December 31, 2004 and December 31, 2003. An uncommitted line of credit of $6.0 million is available from a correspondent bank as of December 31, 2004. As of December 31, 2004, 2003 and 2002, no funds had been drawn from either of these sources.

Other borrowed funds as of December 31, 2004, consisted of a $467,000 note payable to a third party, which the Company entered into in connection with the purchase of the Sahara Branch office in Las Vegas. This note carries an interest rate of 7.13% with a remaining term of 8 years and 7 months.

Since growth in core deposits may be at intervals different from loan demand, the Company may follow a pattern of funding irregular growth in assets with overnight borrowings, which are then replaced with core deposits. This temporary funding source is likely to be utilized for generally short-term periods, although no assurance can be given that this will, in fact, occur.

Asset Quality

The Company maintains a loan grading system consisting of eight different categories. The first three are considered satisfactory. The other five grades range from a “Watch” category to a “Loss” category. Grading is checked annually for the majority of the portfolio through an audit process originated at the credit administration level of the Company, and by periodic audits by an independent firm. This process insures a current assessment of the portfolio at the end of each quarter.

All loan commitments are reviewed or approved by the Loan Committee of the Board of Directors, or by the Board as a whole. The Chief Credit Officer and Senior Credit Administration Officer review all classified assets monthly to determine if the reserve allocated is sufficient based on the heightened risk. The Board of Directors approves policy guidelines.

Loan Delinquencies

When a borrower fails to make a committed payment, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made prior to the 15th day after a payment is due, at which time a late payment is assessed. In most cases, deficiencies are cured promptly. The loan is reported as past due when it exceeds 30 days delinquency. If the loan is protected by collateral of sufficient value, the Company will generally wait 90 days following delinquency to initiate foreclosure. If the loan is not protected by collateral of sufficient value, the Company will initiate foreclosure, or take whatever steps are deemed necessary to protect its interests, prior to 90 days following delinquency.

Credit Risk

Credit Risk is defined as the risk that borrowers or counter parties will not be able to repay their obligations to the Company. Credit exposures reflect legally binding commitments for loans and financial and standby letters of credit and overnight overdrafts.

No individual or single group of related accounts is considered material in relation to the Company’s assets or deposits or in relation to the overall business. However, approximately 83% and 81% of the Company’s loan portfolio at December 31, 2004 and 2003 consisted of real estate-secured loans, including commercial loans secured by real estate, construction loans and real estate mortgage loans, respectively. Moreover, the Company’s business activities are currently focused in the Clark and Nye County areas of Nevada, including Las Vegas. Consequently, its business is dependent on the trends of this regional economy, and in particular, the commercial and residential real estate markets. At December 31, 2004 the Company had 68 loans in excess of $1 million each, totaling $127 million or 63.9% of the loan portfolio. At December 31, 2003 the Company had 65 loans in excess of $1 million each, totaling $111 million or 63.2% of the loan portfolio. Approximately 3% and 4% of the Company’s loan portfolio was unsecured at December 31, 2004 and 2003, respectively.

Non-performing Loans

Non-performing loans are defined as non-accrual loans and loans 90 days or more overdue but still accruing interest. Troubled debt restructurings are defined as loans that the Company has agreed to modify by accepting below-market terms, either by granting interest rate concessions or by deferring principal and/or interest payments. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan becomes 90 days delinquent. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. At December 31, 2004, the Company had one non-accrual loan of $170,000. At December 31, 2003, 2002, 2001, and 2000 the Company had non-performing loans of $804,000, $536,000, $2.4 million, and $637,000, respectively.

     Table 13 presents a five-year history of non-performing assets and accruing loans past due 90 days or more.

Table 13
Non-Performing Assets and Accruing Loans Past Due 90 Days or More

	Non-accrual, Past Due and Restructured Loans
	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accrual	$170	$704	$465	$2,265	$637
Past due 90 days or more	—	100	71	116	—
Restructured loans	—	—	—	—	—

Total	$170	$804	$536	$2,381	$637

Table 14 presents foregone interest on non-accrual loans.

Table 14
Foregone Interest on Non-Accrual Loans

	Gross interest income and
	Recognized interest income
	For the Year Ended
	December 31, 2004
	Gross	Recognized
	(Dollars in thousands)
Nonaccrual	$25	$16
Restructured loans	—	—

Total	$25	$16

Classified Assets

Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets, and, if appropriate, classify them. The Company has established four classifications for potential problem assets:

•	Watch List. Generally these are assets with some moderate, short-term weakness or suspected change in financial condition that should be corrected within six months. The Company will either upgrade the credit during that period, or downgrade the credit to a more severe grade as appropriate.

•	Special Mention. These assets have potential weaknesses that deserve the attention of management, but the issues are not strong enough to consider a more severe grade. Usually, this is a long-term problem that is likely to remain, with significant improvement or deterioration not expected. These loans have an adequate source of repayment or are protected by collateral.

•	Substandard. These assets have one or more defined weaknesses, and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. These assets are usually protected by collateral value, or tertiary support from a guarantor. These assets are characterized by the distinct possibility that the Company will sustain some loss if such weakness or deficiency is not corrected.

•	Doubtful. These assets have an extremely high possibility of loss, which is not determinable as to the amount or timing. At the point where a loss is identified, all or that portion deemed a loss is immediately classified as “Loss” and charged off.

•	Loss. These assets are considered uncollectable, and of such little value that carrying the asset on the books is not warranted. This classification does not mean that the asset has no eventual recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset, even though partial recovery may be affected in the future.

Internally classified loans at December 31, 2004 were composed of the following:

(Dollars in thousands)
Watch List	$1,995
Special Mention	4,164
Substandard	—
Doubtful	—
Loss	—

Total	$6,159

Allowance for Loan Losses

At December 31, 2004, the allowance for loan losses was $2.2 million as compared to $1.6 million at December 31, 2003, an increase of $632,000, or 40.4%. The ratio of the allowance for loan losses to total loans at December 31, 2004, 2003, 2002, 2001, and 2000 was 1.11%, 1.15%, 1.07%, 1.02% and 1.11%, respectively. The allowance for loan losses as a percentage of non-performing loans was 1,294.1% at December 31, 2004, compared to 194.5% at December 31, 2003. Management believes the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.

The provision for loan losses was $632,000, $478,000, and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The significant provision for loan losses in 2002 is due to a charge-off of one significant loan (see Note 7 of “Notes to Consolidated Financial Statements”). Management believes the quality of the loan portfolio remains sound, the determination of the provision for loan losses amount was primarily due to increased loans outstanding.

The Company must maintain an adequate allowance for loan losses (“ALL”) based on a comprehensive methodology that assesses the probable losses inherent in the loan portfolio. The appropriateness of both the methodology and the adequacy of the allowance is the responsibility of the Chief Credit Officer as mandated by the Board of Directors.

Each quarter end, the Chief Credit Officer must assess the methodology and adequacy of the reserve, representing that it meets banking regulations and generally accepted accounting standards.

Like all financial institutions, the Company maintains an ALL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, change in volume and mix of loans and collateral values. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on collateral securing the credits, and the historical loss experience in the banking system in those categories.

Many of the graded loans and delinquencies experienced during the Company’s history have been loans bought as participations from other institutions. At present, the only industry that seems to be a consistent problem for the Company is the hotel industry outside of Nevada. The Company has worked out of the majority of the problem credits in the hotel industry. Participations are currently limited to local/regional banks that lead the credit with a significant portion of the credit held by them.

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

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb probable credit losses inherent in the Company’s loan portfolio. The board of directors has approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The major elements of the policy are: (i) a quarterly analysis of the amounts; (ii) approval by the board of directors of the quarterly analysis; and (iii) division of the reserve into specific allocation and unspecified reserve portions. The analysis is based on management’s assessment of the historic rate of losses, within the portfolio as well as the industry, in addition to concentration, segmentation, regional economic conditions, non-performing loan and asset levels, past due status, composition of the portfolio, and other factors.

Specific Allocations

All classified loans are carefully evaluated for loss portions or potential loss exposure. The evaluation occurs at the time the loan is classified and on a regular basis (at least every 90 days) thereafter. This evaluation is documented in a problem asset status report relating to a specific loan or relationship. Specific allocation of reserves considers the value of collateral, the financial condition of the borrower, and industry and current economic trends. The Company reviews the collateral value, cash flow, and tertiary support on each classified credit. Any deficiency outlined by the real estate collateral evaluation liquidation analysis, or cash flow shortfall is accounted for through a specific allocation reserve calculation for the loan.

General Allowances

Because loss experience at the Company lacks the breadth and depth to establish a meaningful migration analysis, the Company has relied on statistics provided by the FDIC to analyze the loss potential. Using those factors, the Company has assigned a reserve factor to each type of collateral. These factors are applied toward the different portions of the loan portfolio made up of those different collateral types. The aggregate of those amounts measure the relative risk in the portfolio “pool” based on collateral types. The Company assumes a homogenous loan portfolio based on collateral. If a particular type of collateral or geographic area carries a heightened risk, the Company evaluates all of the individual credits within that particular “pool” for the amount of reserve needed.

At least annually, every credit relationship over $750,000 gets reviewed for accuracy of grade using the Significant Credit Annual Review report. During this review, updated financial information is obtained and analyzed, and the collateral is scrutinized for any deterioration in value.

     The following Table 15 sets forth the activity in the allowance for loan losses for the periods indicated.

Table 15
Allowance for Loan Losses

	At or For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at the beginning of period	$1,563	$1,222	$947	$722	$259
Charge-offs:
Construction and land development loans	(169)	—	—	(96)	—
Raw land loans	—	—	—	—	—
Commercial real estate loans (1)	(150)	—	—	—	—
Commercial and industrial loans	(133)	(138)	(1,318)	(19)	—
Other loans	(16)	(12)	(3)	—	(1)

Total charge-offs	(468)	(150)	(1,321)	(115)	(1)
Recoveries:
Construction and land development loans	—	—	—	—	—
Raw land loans	—	—	—	—	—
Commercial real estate loans (1)	2	—	—	—	—
Commercial and industrial loans	456	13	—	—	—
Other loans	10	—	—	—	—

Total recoveries	468	13	—	—	—
Net (charge-offs)/recoveries	—	(137)	(1,321)	(115)	(1)
Additions charge to operations	632	478	1,596	340	464

Balance at end of period	$2,195	$1,563	$1,222	$947	$722

Allowance for loan losses as a percent of total loans	1.11%	1.15%	1.07%	1.02%	1.11%

Ratio of net charge-offs/(recoveries) to average loans	0.00%	0.11%	1.27%	0.14%	0.00%

(1)	Includes commercial real estate loans and commercial and industrial loans secured by real estate.

The following Table 16 sets forth information concerning the allocation of the allowance for loan losses, which is maintained on the loan portfolio, by loan category at the dates indicated.

Table 16
Allocation of Allowance for Loan Losses

	At December 31,
	2004		2003		2002		2001		2000
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category		Category		Category		Category		Category
		to		to		to		to		to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Construction and land development loans	$713	21.83%	$503	15.70%	$178	15.55%	$124	11.16%	$83	17.53%
Raw land loans	143	13.80%	46	13.57%	107	10.93%	34	4.21%	24	5.27%
Commercial real estate loans (1)	540	45.45%	548	48.42%	607	43.62%	495	48.13%	430	42.14%
Commercial and industrial loans	741	15.94%	443	18.32%	264	22.92%	253	31.30%	172	31.56%
Other loans	58	2.98%	23	3.99%	66	6.98%	41	5.20%	13	3.50%

Total	$2,195	100.00%	$1,563	100.00%	$1,222	100.00%	$947	100.00%	$722	100.00%

(1)	Includes commercial real estate loans and commercial and industrial loans secured by real estate.

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

The following Table 17 presents the Company’s repricing gap at December 31, 2004. The table indicates that at December 31, 2004 the Company was liability sensitive up to twelve months. This would indicate a decrease in earnings in a rising rate environment.

Table 17
Gap Analysis

		More Than
	Within	One Year
	Twelve	to Five	Over Five
	Months	Years	Years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Interest-bearing deposits at other financial institutions	$9,244	—	—	$9,244
Fed funds sold	17,850	—	—	17,850
Securities — all available for sale	993	32,746	2,674	36,413
Construction and land development loans	37,205	4,672	—	41,877
Raw land loans	26,385	1,083	—	27,468
Commercial real estate loans (1)	31,416	59,622	—	91,038
Commercial and industrial loans	23,283	9,443	—	32,726
Other loans	4,359	1,731	—	6,090

Total Rate-Sensitive Assets	150,735	109,297	2,674	262,706

Rate-Sensitive Liabilities:
Interest-bearing demand deposits	70,228	—	—	70,228
Savings deposits	13,411	—	—	13,411
Time deposits	106,565	3,343	—	109,908
Note payable	41	199	227	467

Total Rate-Sensitive Liabilities	$190,245	$3,542	$227	$194,014

Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(39,510)	$105,755	$2,447

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(39,510)	$66,245	$68,692

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities as a percentage of total assets	(14.44)%	24.21%	25.10%

(1)	Includes commercial real estate loans and commercial and industrial loans secured by real estate.

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

As a result of the limitations inherent in gap analysis, the Company also uses the “FinServ” asset liability management model, a proprietary dynamic system that incorporates data regarding the Company’s loans, investments, deposits and borrowings into an interest sensitivity analysis designed for financial institutions. This analysis measures interest rate risk by computing changes in net interest income and net interest margin in the event of assumed changes in interest rates. The analysis assesses the effect on net interest income and net interest margin in the event of an increase or decreases in interest rates, assuming that such increase or decrease occurs ratably over the next 12 months and remains constant over the subsequent 12 months. The Company’s sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Federal Funds rate as measured by this model as of December 31, 2004 is presented in Table 18 below.

Table 18
Market Risk Exposures to Interest Rate Changes

Increase in	Net Interest Change		Decrease in	Net Interest Change
Interest Rates	$	%	Interest Rates	$	%
(Dollars in thousands)
+1.00%	$291	2%	-1.00%	$(242)	(2)%
+2.00%	$610	5%	-2.00%	$(487)	(4)%

Accordingly, a rise of 1.00% in interest rates would result in an increase in the net interest income of $291,000, while a decline of 1.00% in interest rates would result in a decrease of $242,000 in the net interest income, in each case over the 12 months following December 31, 2004.

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

Liquidity and Capital Resources

Liquidity

The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. The Company’s liquidity, represented by cash and due from banks, federal funds sold and interest-bearing deposits at other financial institutions as well as its available-for-sale securities, is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, the Company devotes resources to projecting on a monthly basis the amount of funds that will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets that are generally matched to correspond to the maturity of liabilities. The Company has a borrowing line at its primary correspondent bank in the amount of $6.0 million and a borrowing line at the Federal Discount Window in the approximate amount of $11.6 million for a total available of $17.6 million for short term funding.

The Company has a formal liquidity policy in place, and in the opinion of management, its liquid assets are considered adequate to meet its cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At December 31, 2004, the Company had $71.5 million in liquid assets comprised of $25.9 million in cash and cash equivalents, $9.2 million in interest-bearing deposits at other financial institutions, and $36.4 million in available-for-sale securities. On a long term basis, the Company’s liquidity will be met by changing the relative distribution of its asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets. Further, it will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from its correspondent bank as well as Federal Discount Window through drawing on its lines of credit. The Company also intends to apply for a membership with the Federal Home Loan Bank of San Francisco. At the current time, the long-term liquidity needs of the Company primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.

Valley Bancorp is a company separate and apart from Valley Bank. It must provide for its own liquidity. At the current time, Valley Bancorp has no major liquidity needs of its own. However, with the completion of the initial registered public offering at the end of the third quarter of 2004, Valley Bancorp has acquired an additional capital of $17.1 million with which it contributed $15.5 million to Valley Bank as an additional paid-in capital. This offering allows both Valley Bancorp and Valley Bank to enhance their capital and liquidity position.

The Company’s liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For 2004 net cash provided by operating activities was $3.5 million, compared to net cash provided by operating activities of $2.3 million for 2003. This variance from the prior period was due primarily to an increase in net income. For 2002, net cash provided by operating activities was $1.9 million. Net income adjusted for non-cash items was the primary source of cash for all periods. The improvement in cash provided by operating activities primarily as a result of the continued growth of the Company is expected to continue, although no absolute assurance can be given, however, that this will occur.

The Company’s primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities and interest-bearing deposits at other financial institutions. For 2004, 2003, and 2002, the Company originated $166.7 million, $84.0 million, and $55.7 million in loans, respectively. Net increases in loans for the same periods were $63.1 million, $21.4 million, and $21.9 million, respectively. Investment securities increased to $36.4 million while interest-bearing deposits decreased to $9.2 million at December 31, 2004 from $19.0 million and $14.9 million at December 31, 2003, respectively. Investment securities and interest-bearing deposits increased to $19.0 million and $14.9 million at December 31, 2003 from $3.0 million and $8.1 million at December 31, 2002, respectively.

Net cash used in all investing activities for 2004, 2003, and 2002 was $74.9 million, $44.2 million, and $30.9 million, respectively. At December 31, 2004 the Company had outstanding loan commitments of $66.5 million and outstanding letters of credit of $1.6 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments.

Net cash provided by financing activities has been impacted significantly by increases in deposit levels and the completion of the initial registered public offering. During the years ended December 31, 2004, 2003 and 2002, deposits increased by $66.4 million, $29.8 million, and $46.1 million, respectively. During the year ended December 31, 2004 and 2003, proceeds from the issuance of common stock also provided an additional $17.1 million and $3.3 million cash, respectively.

Capital Resources

At December 31, 2004, the Company had total stockholders’ equity of $36.3 million, comprised of $31.6 million in common stock and surplus that included the additional $17.1 million raised in the initial registered public offering completed in the third quarter of 2004, $4.7 million in accumulated retained earnings, and $87,000 in accumulated other comprehensive loss. Total stockholders’ equity at December 31, 2003 was $16.0 million with common stock and surplus equal to $14.5 million and retained earnings of $1.5 million.

At December 31, 2004 and 2003, Valley Bancorp and Valley Bank exceeded the regulatory minimums and qualified as “well-capitalized” institutions under the regulations of Federal Reserve Bank and the Federal Deposit Insurance Corporation.

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

The Federal Reserve Board has adopted capital guidelines governing the activities of bank holding companies. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.

The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common stockholders’ equity less goodwill and Tier II capital which is primarily a portion of the allowance for credit losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks and bank holding companies to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leveraged computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

The Company uses a variety of measures to evaluate the capital adequacy, with risk-based capital ratios calculated separately for Valley Bancorp and Valley Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines.

The following Tables 19 and 20 reflect Valley Bancorp’s and Valley Bank’s actual levels of regulatory capital as of December 31, 2004 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the prompt corrective action requirements.

Table 19

Valley Bancorp’s Equity Capital

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	36,341	14.17%	10,256	4.00%	n/a	n/a
Tier 1 capital to risk weighted assets (1)	36,341	16.00%	9,086	4.00%	n/a	n/a
Total capital to risk weighted assets (1)	38,536	16.97%	18,171	8.00%	n/a	n/a

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $256.4 million.

Risk-based capital ratios are computed as a percentage of risk-weighted assets of $227.1 million.

Table 20
Valley Bank’s Equity Capital

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	34,305	13.47%	10,187	4.00%	12,734	5.00%
Tier 1 capital to risk weighted assets (1)	34,305	15.13%	9,068	4.00%	13,602	6.00%
Total capital to risk weighted assets (1)	36,500	16.10%	18,136	8.00%	22,670	10.00%

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $254.7 million.

Risk-based capital ratios are computed as a percentage of risk-weighted assets of $226.7 million.

(2)	See “Supervision and Regulation — Capital Adequacy — Prompt Corrective Action.”

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company, in the conduct of ordinary business operations routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. The Company is also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of the customers. These financial instruments include commitments to extend credit and standby letters of credit. Management does not believe that these off-balance sheet arrangements have a material current effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, but there can be no assurance that such arrangements will not have a future effect.

The following Tables 21 and 22 present the contractual cash obligations and commercial commitments as of December 31, 2004.

Table 21

Off-Balance Sheet Arrangements

		Commitment Expiration Per Period
	Unfunded	One Year	One to	After
	Commitments	or less	Five years	Five Years
		(Dollars in thousands)
Construction and land development loans	$43,322	$33,258	$10,064	—
Raw land loans	3,229	2,583	646	—
Commercial real estate loans (1)	3,883	2,865	1,018	—
Commercial and industrial loans	15,430	15,340	90	—
Other loans	642	514	128	—
Financial standby letters of credit	1,639	364	1,275	—

Total unused commitments	$68,145	$54,924	$13,221	—

(1)	Includes commercial real estate loans and commercial and industrial loans secured by real estate.

Table 22

Contractual Obligations

		Payment due period
		One Year	One to	After
	Total	or less	Five Years	Five Years
		(Dollars in thousands)
Operating lease	$110	$94	$16	—
Note payable (1)	467	41	199	227

Total contractual obligations	$577	$135	$215	$227

(1)	Excludes interest payments. See Note 8 of “Notes to Consolidated Financial Statements.”

Item 7a. Qualitative and Quantitative Disclosures about Market Risk

See the Market Risk section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Valley Bancorp
Las Vegas, Nevada

We have audited the consolidated balance sheets of Valley Bancorp and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Bancorp and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN, LLP

McGladrey & Pullen, LLP

Las Vegas, Nevada
February 4, 2005

McGladrey & Pullen, LLP is an independent member firm of
RSM International, an affiliation of independent accounting
and consulting firms.

Valley Bancorp And Subsidiary
Consolidated Balance Sheets
As of December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$8,054,489	$4,951,928
Federal funds sold	17,850,000	8,875,000

Cash and cash equivalents	25,904,489	13,826,928
Interest-bearing deposits at other financial institutions	9,244,160	14,865,406
Securities available for sale at fair value (Note 2)	36,412,828	19,006,189

Loans, net of allowance for loan losses of $2,194,693 and $1,563,112, respectively (Notes 3, 7, 8 and 11)	196,075,210	133,794,739
Loans held for sale	163,829	—
Premises and equipment, net (Notes 4 and 8)	4,382,860	4,456,897
Other real estate owned	—	228,173
Accrued interest receivable	863,912	564,549
Deferred taxes, net (Note 6)	189,391	23,551
Other assets	387,180	149,618

Total assets	$273,623,859	$186,916,050

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$42,664,063	$26,838,976
Interest bearing:
Demand	70,228,073	65,010,797
Savings	13,411,583	9,556,595
Time, $100,000 and over (Note 5)	44,241,115	26,516,444
Other time (Note 5)	65,666,600	41,874,873

Total deposits	236,211,434	169,797,685
Accrued interest payable and other liabilities	691,471	615,431
Long-term debt (Note 8)	466,845	505,447

Total liabilities	237,369,750	170,918,563

Commitments and contingencies (Note 7)
Stockholders’ equity: (Notes 9, 10 and 12)
Preferred stock, $1.00 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.73 par value; 10,000,000 shares authorized and 2,790,748 shares issued and outstanding as of December 31, 2004; 2,750,000 shares authorized and 1,725,478 shares issued and outstanding as of December 31, 2003	2,037,246	1,259,599
Additional paid-in capital	29,616,955	13,243,845
Retained earnings	4,687,220	1,476,325
Accumulated other comprehensive income (loss)	(87,312)	17,718

Total stockholders’ equity	36,254,109	15,997,487

Total liabilities and stockholders’ equity	$273,623,859	$186,916,050

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Income
For the Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Interest income on:
Loans, including fees	$12,562,589	$9,349,508	$8,223,899
Securities available for sale	393,812	228,465	36,067
Federal funds sold and interest-bearing deposits at other financial institutions	501,526	428,440	341,597

Total interest income	13,457,927	10,006,413	8,601,563

Interest expense on:
Deposits	2,671,813	2,954,656	3,241,926
Long-term debt and other borrowed funds (Note 8)	36,327	37,442	7,574

Total interest expense	2,708,140	2,992,098	3,249,500

Net interest income	10,749,787	7,014,315	5,352,063
Provision for loan losses (Note 3)	632,000	478,168	1,596,093

Net interest income after provision for loan losses	10,117,787	6,536,147	3,755,970

Other income:
Service charges on deposit accounts	255,047	236,091	150,674
Net gain (loss) on sale of available for sale securities (Note 2)	(6,155)	18,339	17,185
Other	46,341	41,384	42,340

Total other income	295,233	295,814	210,199

Other expense:
Salaries and employee benefits (Note 13)	3,129,950	2,520,915	1,918,470
Equipment rentals, depreciation and maintenance	241,398	250,748	303,651
Occupancy (Note 7)	331,436	338,736	266,079
Data processing	346,634	311,178	254,417
Legal, professional and consulting	258,012	299,660	244,925
Advertising and public relations	137,874	133,033	125,549
Outside services	251,341	226,979	163,339
Federal Reserve Bank & correspondent bank fees	112,209	80,695	64,035
Telephone	158,397	123,186	81,664
Office supplies & printing	154,113	127,394	109,984
Director fees	113,925	88,725	67,985
Other	307,642	224,229	171,948

Total other expense	5,542,931	4,725,478	3,772,046

Income before income taxes	4,870,089	2,106,483	194,123
Income tax expense (Note 6)	1,659,194	707,491	71,978

Net income	$3,210,895	$1,398,992	$122,145

Earnings per share:
Basic	$1.59	$0.84	$0.09
Diluted	$1.53	$0.81	$0.08

See Notes to Consolidated Financial Statements.

VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003, and 2002

					Retained	Accumulated
				Additional	Earnings	Other
	Comprehensive	Common Stock		Paid-in	(Accumulated	Comprehensive
Description	Income	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance, December 31, 2001		1,429,880	$1,039,935	$10,032,766	$(44,812)	$10,244	$11,038,133
Comprehensive income:

Net income	$122,145	—	—	—	122,145	—	122,145
Other comprehensive income (loss):

Unrealized gain on securities net of tax of $4,000	7,544
Less reclassification adjustment for gains included in net income, net of tax of $5,885	(11,300)

Net unrealized loss	(3,756)	—	—	—	—	(3,756)	(3,756)

	$118,389

Stock options exercised, including related tax benefit of $13,688 (Note 12)		8,250	9,900	69,788	—	—	79,688

Balance, December 31, 2002		1,438,130	1,049,835	10,102,554	77,333	6,488	11,236,210

Proceeds from issuance of 252,473 shares of common stock at $12.50 per share, net of offering costs of $107,573		252,473	184,305	2,864,035	—	—	3,048,340
Comprehensive income:
Net income	$1,398,992	—	—	—	1,398,992	—	1,398,992
Other comprehensive income:

Unrealized gain on securities net of tax of $12,020	23,333
Less reclassification adjustment for gains included in net income, net of tax of $6,236	(12,103)

Net unrealized gain	11,230	—	—	—	—	11,230	11,230

	$1,410,222

Stock options exercised, including related tax benefit of $23,715 (Note 12)		34,875	25,459	277,256	—	—	302,715

Balance, December 31, 2003		1,725,478	1,259,599	13,243,845	1,476,325	17,718	15,997,487

VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003, and 2002 (Continued)

					Retained	Accumulated
				Additional	Earnings	Other
	Comprehensive	Common Stock		Paid-in	(Accumulated	Comprehensive
Description	Income	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance, December 31, 2003		1,725,478	1,259,599	13,243,845	1,476,325	17,718	15,997,487
Proceeds from issuance of 1,063,750 shares of common stock at $18.00 per share, net of offering costs of $2,011,936		1,063,750	776,537	16,359,027	—	—	17,135,564
Comprehensive income:

Net income	$3,210,895	—	—	—	3,210,895	—	3,210,895

Other comprehensive income:

Unrealized loss on securities net of tax of $56,199	(109,092)
Less reclassification adjustment for losses included in net income, net of tax of $2,093	4,062

Net unrealized loss	(105,030)	—	—	—	—	(105,030)	(105,030)

	$3,105,865

Stock options exercised (Note 12)		1,520	1,110	14,083	—	—	15,193

Balance, December 31, 2004		2,790,748	$2,037,246	$29,616,955	$4,687,220	$(87,312)	$36,254,109

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Cash Flows

For the Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$3,210,895	$1,398,992	$122,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	285,017	293,989	233,636
(Gain) loss on sale of other real estate owned	7,547	—	(2,000)
(Gain) loss on sale of securities available for sale	6,155	(18,339)	(17,185)
Deferred taxes	(111,734)	(17,077)	168,572
Tax benefit resulting from the exercise of nonqualified stock options	—	23,715	13,688
Net accretion/amortization of investment discount/premium	(2,309)	21,960	(19,496)
Provision for loan losses	632,000	478,168	1,596,093
(Increase) in accrued interest receivable	(299,363)	(129,690)	(43,505)
(Increase) decrease in other assets	(237,562)	147,247	(198,185)
Increase in accrued interest payable and other liabilities	76,040	56,421	55,724

Net cash provided by operating activities	3,566,686	2,255,386	1,909,487

Cash Flows from Investing Activities:

Net increase in loans	(63,076,300)	(21,421,974)	(21,850,218)
Net (increase) decrease in interest bearing deposits at other financial institutions	5,621,246	(6,755,406)	(5,436,000)
Purchase of securities available for sale	(33,750,330)	(24,010,789)	(4,000,000)
Proceeds from the maturities of securities available for sale	2,192,967	3,000,000	1,000,000
Proceeds from the sale of securities available for sale	13,987,742	5,047,320	729,729
Proceeds from the sale of other real estate	220,626	—	—
Purchase of premises and equipment	(210,980)	(101,214)	(1,372,651)

Net cash used in investing activities	(75,015,029)	(44,242,063)	(30,929,140)

Cash Flows from Financing Activities:

Net increase in deposits	66,413,749	29,762,031	46,087,036
Principal payments on notes payable	(38,602)	(35,953)	(8,600)
Proceeds from issuance of common stock, net	17,135,564	3,048,340	—
Proceeds from stock options exercised	15,193	279,000	66,000

Net cash provided by financing activities	83,525,904	33,053,418	46,144,436

Increase (decrease) in cash and cash equivalents	12,077,561	(8,933,259)	17,124,783
Cash and cash equivalents, beginning of year	13,826,928	22,760,187	5,635,404

Cash and cash equivalents, end of year	$25,904,489	$13,826,928	$22,760,187

Valley Bancorp And Subsidiary
Consolidated Statements Of Cash Flows

For the Years ended December 31, 2004, 2003 and 2002 (Continued)

	2004	2003	2002
Supplemental Disclosure of Cash Flow Information

Cash payments for interest	$2,589,657	$3,081,044	$3,236,785
Cash payments for taxes	$1,750,000	$645,000	$64,357

Supplemental Disclosure of Noncash Activity

Property acquired through assumption of note payable	—	—	$550,000
Other real estate sold through issuance of loans	—	—	$650,000
Other real estate acquired in settlement of loans	—	$228,173	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of business

Valley Bancorp (the Bancorp) is a bank holding company whose subsidiary, Valley Bank, is a Nevada State chartered bank that provides a full range of banking services to commercial and consumer customers through three branches located in Las Vegas, Henderson and Pahrump, Nevada. These entities are collectively referred to herein as the Company. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practices.

A summary of the significant accounting policies utilized by the Company is as follows:

Use of estimates in the preparation of financial statements

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Valley Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks (including cash items in process of clearing) and federal funds sold. Cash flows from loans originated by the Company and deposits are reported net.

The Company maintains amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The Company is required to maintain reserve balances in cash or on deposit with correspondent banks, based on percentage of deposits. The total of those reserve balances was approximately $2,101,000 and $835,000 at December 31, 2004 and 2003, respectively.

Securities available for sale

Securities classified as available for sale are debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as a separate component of other comprehensive income (loss), net of the related deferred tax effect. The amortization of premiums and accretion of discounts are recognized in interest income over their contractual lives. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Declines in the fair value of individual securities classified as available for sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses. In determining other-than-temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees and an allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience and peer bank loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and peer bank loss experience adjusted for qualitative and environmental factors.

A loan is impaired when it is probable, based on current information and events, the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured on an individual basis (significant nonhomogenous loans) based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Interest and fees on loans

Interest on loans is recognized over the terms of the loans and is calculated using the effective-interest method. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

The Company determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection.

All interest accrued, but not collected, for loans that are placed on nonaccrual status or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual life of the loan.

Premises and equipment

Land is stated at cost. Building, equipment and furniture and fixtures are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally five to ten years for equipment and furniture and fixtures and 40 years for the building.

Other real estate owned

Other real estate owned (OREO) is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue and expense from the operations of OREO and changes in the valuation allowance are included in other expense.

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences; and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Stock option plans

The Company has two stock-based compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Years Ended December 31,
	2004	2003	2002
Net Income as reported	$3,210,895	$1,398,992	$122,145
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects on nonqualified stock options	(62,895)	(162,992)	(100,145)

Proforma net income	$3,148,000	$1,236,000	$22,000

Basic earnings per share — As reported	$1.59	$0.84	$0.09
Basic earnings per share — Pro forma	$1.56	$0.74	$0.02

Diluted earnings per share — As reported	$1.53	$0.81	$0.08
Diluted earnings per share — Pro forma	$1.50	$0.72	$0.02

The proforma compensation cost was estimated using the minimum value method for options granted with the following assumptions:

	Options Granted in 2003
	Incentive	Nonqualified
	Stock Options	Stock Options
Fair value per optional share	$4.22	$2.23
Expected life (years)	10	5
Risk-free interest rate	4.00%	4.00%
Dividends rate	None	None

Earnings per common share

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

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2004	2003	2002
Net income	$3,210,895	$1,398,992	$122,145

Average number of common shares outstanding	2,017,094	1,659,750	1,432,871
Effect of dilutive options	86,830	56,994	24,164

Average number of common shares outstanding used to calculate diluted earnings per common share	2,103,924	1,716,744	1,457,035

Basic EPS	$1.59	$0.84	$0.09
Diluted EPS	$1.53	$0.81	$0.08

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Comprehensive income for the years ended December 31, 2004, 2003 and 2002 is reflected in the consolidated statements of stockholders’ equity.

Off-balance-sheet instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

Stock split

On January 15, 2002, the Company’s Board of Directors approved an 11-for-10 common stock split that reduced the par value of the Company’s common stock from $0.80 per share to $0.73 per share and resulted in the issuance of 129,711 additional shares. All share and per share information has been retroactively adjusted to reflect this stock split.

Fair value of financial instruments

Financial Accounting Standards Board (FASB) Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2004 or 2003. The estimated fair value amounts for 2004 and 2003 have been measured as of their year-end, and have not been reevaluated or updated for purposes of these financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at year-end.

The information in Note 14 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Cash and cash equivalents and interest-bearing deposits at other financial institutions

The carrying amounts reported in the balance sheet for cash and due from banks, federal funds sold and interest-bearing deposits at other financial institutions approximate their fair value.

Securities available for sale

Fair value for securities available for sale are based on quoted market prices where available or on quoted markets for similar securities in the absence of quoted prices on the specific security.

Loans

For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair value is based on carrying value. Variable rate loans comprised approximately 89% and 88% of the loan portfolio at December 31, 2004 and 2003, respectively. Fair value of all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the repricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

Accrued interest receivable and payable

The carrying amounts reported in the balance sheet for accrued interest receivable and payable approximate their fair value.

Deposit liabilities

The fair value disclosed for demand and savings deposits approximate their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable rate certificates of deposit approximate their fair value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits. Early withdrawals of fixed rate certificates of deposit are not expected to be significant.

Long-term debt

The carrying amount in the balance sheets for long-term debt approximates its fair value.

Off-balance-sheet instruments

Fair value for off-balance-sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.

The Statement is effective at the beginning of the third quarter of 2005. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost will be recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of awards granted subsequent to the completion of our IPO and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them being the future compensation strategy. The pro forma compensation costs presented (in the table above) and in prior filings for the Company have been calculated using a minimum value method and may not be indicative of amounts which should be expected in future periods.

Note 2. Securities Available for Sale

Carrying amounts and the estimated fair value of securities available for sale have been summarized as follows:

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government Agencies	$29,940,475	$66,992	$(144,757)	$29,862,710
Mortgage-backed Securities	4,673,383	—	(48,463)	4,624,920
Collateralized Mortgage Obligations	1,931,261	802	(6,865)	1,925,198

Total	$36,545,119	$67,794	$(200,085)	$36,412,828

	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Government Agencies	$18,979,344	$38,236	$(11,391)	$19,006,189

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Government Agencies	$119,931	$13,875,410	$24,826	$1,963,500
Mortgage-backed Securities	48,463	4,624,920	—	—
Collateralized Mortgage Obligations	6,865	931,288	—	—

Total	$175,259	$19,431,618	$24,826	$1,963,500

As of December 31, 2003, no investments had material continuous losses existing greater than twelve months. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004, twenty-two debt securities have unrealized losses with aggregate depreciation of approximately 1% from the Company’s amortized cost-basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

The amortized cost and fair value of securities available for sale as of December 31, 2004 by contractual maturities are shown below. Maturities may differ from contractual maturities in mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are also not included in the maturity categories in the following summary:

	At December 31, 2004
	Amortized	Fair
	Cost	Value
Due within one year	$1,001,383	$992,660
Due after one year through five years	25,945,078	25,871,450
Due after five years through ten years	2,994,014	2,998,600
Mortgage-backed Securities	4,673,383	4,624,920
Collateralized Mortgage Obligations	1,931,261	1,925,198

Total	$36,545,119	$36,412,828

Gross realized gains and losses on sales of securities were $25,346 and $31,501, respectively, for the year ended December 31, 2004. There were gross realized gains on sales of securities of $18,339 and $17,185 for the years ended December 31, 2003 and 2002 respectively.

Note 3. Loans

The composition of the Company’s loan portfolio was as follows:

	At December 31,
	2004	2003
Commercial and industrial	$31,726,393	$24,899,966
Real Estate:
Commercial	90,454,931	65,793,033
Construction, raw land and land development	70,928,073	39,769,746
Residential	4,520,612	4,375,179
Consumer	1,404,676	1,045,075

	199,034,685	135,882,999
Deduct:
Unearned net loan fees	(764,782)	(525,148)
Allowance for loan losses	(2,194,693)	(1,563,112)

Net loans	$196,075,210	$133,794,739

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2004	2003	2002
Balance, beginning	$1,563,112	$1,221,813	$946,929
Provision For Loan Losses	632,000	478,168	1,596,093
Amounts Recovered (Notes 7)	468,110	12,654	—
Less Amounts Charged Off (Note 7)	(468,529)	(149,523)	(1,321,209)

Balance, ending	$2,194,693	$1,563,112	$1,221,813

Information about impaired and nonaccrual loans as of and for the years ended December 31, 2004, 2003 and 2002 was as follows.

	December 31,
	2004	2003	2002
Impaired loans with a valuation allowance	$—	$2,162,215	$323,540
Impaired loans without a valuation allowance	169,589	141,377	141,377

Total impaired loans	$169,589	$2,303,592	$464,917

Related allowance for loan losses on impaired loans	$—	$500,000	$104,494
Nonaccrual loans	169,589	703,593	464,917
Loans past due 90 days or more and still accruing	—	100,000	71,276
Average balance during the year on impaired loans (based on quarter-end balances)	215,077	2,303,720	1,027,042
Interest income recognized on impaired loans	—	97,665	31,458

Note 4. Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation at December 31, 2004 and 2003 were as follows:

	At December 31,
	2004	2003
Land	$1,410,635	$1,410,635
Building and improvements	2,495,471	2,467,874
Equipment	1,126,782	947,357
Furniture, fixtures and other	594,866	590,908

	5,627,754	5,416,774
Less accumulated depreciation	(1,244,894)	(959,877)

Total premises and equipment	$4,382,860	$4,456,897

Note 5. Deposits

At December 31, 2004 the scheduled maturities of time certificates were as follows:

At December 31,
2004
Three months or less	$36,879,299
Over three months through one year	69,785,463
Over one year through three years	3,231,667
Over three years	11,286

$109,907,715

Note 6. Income Tax Matters

The provision for federal income taxes is comprised of the following for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
Current	$1,770,928	$724,568	$(96,594)
Deferred taxes	(111,734)	(17,077)	168,572

	$1,659,194	$707,491	$71,978

The cumulative tax effects of the primary temporary differences that created deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	At December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$582,000	$367,000
Securities available for sale	44,979	—
Other	59,412	21,678

Total deferred tax assets	686,391	388,678

Deferred tax liabilities:
Premises and equipment	247,000	220,000
Securities available for sale	—	9,127
Deferred loan costs	250,000	136,000

Total deferred tax liabilities	497,000	365,127

Net deferred tax asset	$189,391	$23,551

Note 7. Commitments and Contingencies

Contingencies

In December 2003 the Company reached a settlement in connection with certain loan losses it incurred during the year ended December 31, 2002. The Company received $300,000 in January 2004. In addition, the terms of the settlement provide for twelve quarterly payments of $20,000 starting April 2004, and a final payment of $10,000 on April 1, 2007. The Company is recognizing these payments as recoveries to the allowance for loan losses as they are received.

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

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of December 31, 2004 and 2003 is as follows:

	At December 31,
	2004	2003
Commitments to extend credit, of which approximately $6,237,000 and $5,653,000 are unsecured at December 31, 2004 and 2003, respectively	$66,506,000	$29,754,000
Standby letters of credit, of which approximately $275,000 and $0 are unsecured at December 31, 2004 and 2003, respectively	1,639,000	1,000,000

	$68,145,000	$30,754,000

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

Standby letters of credit

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Essentially all letters of credit issued have expiration dates within one year.

Lease commitments

In 2001, the Company entered into a non-cancelable operating lease expiring in five years. The lease includes two renewal option periods for five years each. The agreement requires monthly rental payments of approximately $7,120 for the first year with an escalation clause for the subsequent years.

Total rental expense from this operating lease for the years ended December 31, 2004, 2003 and 2002 was approximately $89,000, $87,000 and $84,000, respectively. At December 31, 2004, the future annual minimum lease payments under this operating lease are as follows:

Years Ending December 31:
2005	$94,090
2006	15,754

$109,844

Financial instruments with concentrations of credit risk

Concentration by geographic location

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At December 31, 2004 and 2003, real estate loans accounted for approximately 83% and 81%, respectively of the total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Approximately 3% and 4% of the Company’s loan portfolio was unsecured at December 31, 2004 and 2003, respectively.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area. The Company’s goal is to continue to maintain a diversified loan portfolio, which requires the loans to be well collateralized and supported by cash flows.

Employment and severance agreements

The Company entered into a three-year employment agreement with its president commencing on March 22, 2000. In the event the Company terminates the employment of the president without cause, or upon change in control of the Company, the Company may be liable for a payment as outlined in the employment agreement. The employment agreement was amended in October 2002 to extend the agreement for an additional 3 years, through March 2006. The employment agreement was amended again in May 2004 to extend the agreement for an additional 3 years, through March 2009. In addition, the Company entered into severance agreements with three executive officers, whereby upon change in control of the Company, the Company may be liable for a payment as outlined in the severance agreements.

Note 8. Long-term Debt and Other Borrowed Funds

The Company has entered into an agreement under which it can purchase up to $6,000,000 of Federal funds. The interest rate charged on borrowings is determined by the lending institution at the time of borrowings. The line is unsecured and the agreement can be terminated by the lending institution at any time. There were no balances outstanding under this agreement at December 31, 2004 or 2003.

The Company has also entered into an agreement under which it can obtain short term advances from the Federal Reserve Bank. The interest rate charged on advances is determined by the Federal Reserve Bank at the time of the advances. Advances are collateralized by 60% of certain qualifying commercial real estate loans. Loans available for collateralization totaled approximately $19,448,000 and $19,817,000 at December 31, 2004 and 2003, respectively. The agreement can be terminated by the Federal Reserve Bank at any time. There were no balances outstanding under this agreement at December 31, 2004 or 2003.

In October 2002, the Company purchased a building for $1,240,000. In connection with the agreement, the Company assumed a promissory note from the seller for approximately $550,000. The note is secured by the property and guaranteed by the seller. The note is due in monthly installments of approximately $6,100, including interest at 7.13%, through July 2013. The Company is subject to a prepayment penalty if the note is paid in full prior to April 2013. The outstanding balance was approximately $467,000 and $505,000 at December 31, 2004 and 2003, respectively.

Note 9. Stockholders’ Equity

During the year ended December 31, 2004, the Company issued 1,063,750 shares (including the over-allotment option) of its $0.73 par value common stock in an underwritten public offering at a price to the public of $18.00 per share. The proceeds after discounts and commissions amounted to $18.0 million and direct, incremental costs of issuance were approximately $837,000 which resulted in an increase in stockholders’ equity of $17.1 million. The Company also increased the number of authorized common shares from 2,750,000 to 10,000,000 during the year ended December 31, 2004.

Note 10. Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the FDIC (as of September 30, 2004) categorized Valley Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Valley Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since notification that management believes have changed the Bank’s category.

Valley Bancorp’s consolidated capital amounts and ratios and Valley Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To be Well Capitalized Under
			Adequacy		Prompt Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Valley Bancorp
Total Capital (to Risk Weighted Assets)	$38,536,000	16.97%	$18,171,000	8.00%	n/a	n/a
Tier I Capital (to Risk Weighted Assets)	36,341,000	16.00%	9,086,000	4.00%	n/a	n/a
Tier I Capital (to Average Assets)	36,341,000	14.17%	10,256,000	4.00%	n/a	n/a

Valley Bank
Total Capital (to Risk Weighted Assets)	$36,500,000	16.10%	$18,136,000	8.00%	$22,670,000	10.00%
Tier I Capital (to Risk Weighted Assets)	34,305,000	15.13%	9,068,000	4.00%	13,602,000	6.00%
Tier I Capital (to Average Assets)	34,305,000	13.47%	10,187,000	4.00%	12,734,000	5.00%

As of December 31, 2003:
Valley Bancorp
Total Capital (to Risk Weighted Assets)	$17,543,000	11.72%	$11,978,000	8.00%	n/a	n/a
Tier I Capital (to Risk Weighted Assets)	15,980,000	10.67%	5,989,000	4.00%	n/a	n/a
Tier I Capital (to Average Assets)	15,980,000	8.59%	7,445,000	4.00%	n/a	n/a

Valley Bank
Total Capital (to Risk Weighted Assets)	$17,335,000	11.58%	$11,974,000	8.00%	$14,968,000	10.00%
Tier I Capital (to Risk Weighted Assets)	15,772,000	10.54%	5,987,000	4.00%	8,981,000	6.00%
Tier I Capital (to Average Assets)	15,772,000	8.48%	7,443,000	4.00%	9,304,000	5.00%

     Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Bank because such regulations require the sum of the Bank’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the Bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $13,335,000 and $10,365,000 of the Bank’s stockholders’ equity was restricted at December 31, 2004 and 2003, respectively.

Note 11. Transactions with Related Parties

The Company has had and may be expected to have in the future, banking transactions in the ordinary course of business with directors, significant stockholders, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with non-related parties.

Aggregate loan transactions with related parties during the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Balance, beginning	$3,277,657	$2,942,626
New loans	—	592,114
Repayments	(1,013,214)	(257,083)

Balance, ending	$2,264,443	$3,277,657

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to related parties that were considered classified loans at December 31, 2004 and 2003.

Note 12. Stock Option Plans

During the year ended December 31, 2000, the Company adopted an Incentive Stock Option Plan and a Nonqualified Stock Option Plan (the “Plans”) under which options to acquire common stock of the Company may be granted to employees, officers or directors at the discretion of the Board of Directors. The Plans, as amended in 2002, allow for the granting of 210,000 incentive and 90,000 nonqualifying options as those terms are defined in the Internal Revenue Code.

The Plans provide for the exercise price and term of each option to be determined by the Board at the date of grant, provided that no options have a term greater than ten years and an exercise price not less than the fair market value of the stock on the date of grant.

A summary of stock option activity for the years ended December 31, 2004, 2003 and 2002 follows:

	2004		2003		2002
	Incentive		Incentive		Incentive
	Stock	Nonqualifying	Stock	Nonqualifying	Stock	Nonqualifying
	Options	Stock Options	Options	Stock Options	Options	Stock Options
Outstanding options, beginning of period	210,000	40,000	165,000	38,500	165,000	46,750
Granted	—	—	45,000	40,000	—	—
Exercised	(1,520)	—	—	(34,875)	—	(8,250)
Forfeited	(3,380)	—	—	—	—	—
Expired	—	—	—	(3,625)	—	—

Outstanding options, end of period	205,100	40,000	210,000	40,000	165,000	38,500

Options exercisable, end of period	155,178	40,000	139,797	40,000	82,198	38,500

Available to grant, end of period	3,380	4,125	—	4,125	45,000	40,500

Weighted-average exercise price:
Outstanding options, end of period	$9.33	$12.50	$9.38	$12.50	$8.39	$8.00
Options granted, during the period	—	—	$13.00	$12.50	—	—
Options exercised, during the period	$10.00	—	—	$8.00	—	$8.00
Options forfeited, during the period	$12.10	—	—	—	—	—
Options expired, during the period	—	—	—	$8.00	—	—
Options exercisable, end of period	$8.50	$12.50	$8.19	$12.50	$8.62	$8.00
Weighted-average expiration (in years)	6.0	3.7	7.1	4.7	7.3	0.1

     There were no stock options granted during the years ended December 31, 2004 and 2002. All incentive options granted during the year ended December 31, 2003 expire ten years after the date of grant and have exercise prices of $13.00. All nonqualified options granted during the year ended December 31, 2003 expire five years after the date of grant and have exercise prices of $12.50.

Incentive stock options vest and become exercisable over a period of five years and nonqualified stock options are immediately exercisable upon grant.

Incentive stock options outstanding at December 31, 2004 are further summarized as follows:

			Number
Exercise	Number of	Remaining Contract	Exercisable at
Price	Options	Life	December 31,2004

$8.00	122,995	5	122,995
$9.54	39,805	6	23,883
$13.00	42,300	9	8,300

Note 13. Employee Benefit Plan

The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 100% of their annual compensation to a limit of $13,000. Participants who are at least 50 years of age by the end of the tax year are permitted to make additional “catch-up” contributions up to $3,000. The Company may match a portion of the employees’ contribution. Total expense was approximately $50,800, $34,500 and $32,500 for the years ended December 31, 2004, 2003 and 2002, respectively.

The plan also provides a profit sharing component where the Company can make a discretionary contribution to the plan, which is allocated based on the compensation of eligible employees. The Company made no discretionary contributions to the plan during the years ended December 31, 2004, 2003 and 2002.

Note 14. Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 were as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$8,054,489	$8,054,000	$4,951,928	$4,952,000
Federal funds sold	17,850,000	17,850,000	8,875,000	8,875,000
Interest-bearing deposits at other financial institutions	9,244,160	9,244,000	14,865,406	14,865,000
Securities available for sale	36,412,828	36,413,000	19,006,189	19,006,000
Loans, net	196,075,210	196,089,000	133,794,739	134,076,000
Loans held for sale	163,829	164,000	—	—
Accrued interest receivable	863,912	864,000	564,549	565,000
Financial liabilities:
Deposits	236,211,434	237,011,000	169,797,685	170,748,000
Accrued interest payable	325,482	325,000	206,999	207,000
Other borrowed funds	466,845	467,000	505,447	505,000

Interest rate risk

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Also, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Fair value of commitments

Loan commitments on which the committed fixed interest rate is less than the current market rate were also insignificant at December 31, 2004 and 2003.

Note 15. Condensed Financial Statements of Parent Company

The following Valley Bancorp (parent Company only) information should be read in conjunction with the other notes to the consolidated financial statements:

Valley Bancorp Only

Balance Sheets

	December 31,
	2004	2003
Assets
Assets Cash and due from banks	$224,786	$161,756
Investment in common stock of Valley Bank	34,218,559	15,790,148
Interest-bearing deposits at other financial institutions	1,683,000	—
Other assets	158,433	48,802

Total assets	$36,284,778	$16,000,706

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$30,669	$3,219
Stockholders’ equity	36,254,109	15,997,487

Total liabilities and stockholders’ equity	$36,284,778	$16,000,706

Valley Bancorp Only

Statements Of Income

	Years Ended December 31,
	2004	2003	2002
Income	$9,461	$—	$—
Operating expenses	119,356	11,053	18,997

Loss before income taxes and equity in undistributed net income of Valley Bank	(109,895)	(11,053)	(18,997)
Income tax (benefit)	(37,349)	(3,758)	(4,329)

	(72,546)	(7,295)	(14,668)
Equity in net income of Valley Bank	3,283,441	1,406,287	136,813

Net income	$3,210,895	$1,398,992	$122,145

Valley Bancorp Only

Statements Of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$3,210,895	$1,398,992	$122,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net (income) of Valley Bank	(3,283,441)	(1,406,287)	(136,813)
Deferred taxes	4,139	3,626	3,000
Increase (decrease) in other assets	(113,770)	49,825	(50,850)
Increase (decrease) in accrued interest payable and other liabilities	27,450	(239)	(542)

Net cash provided by (used in) operating activities	(154,727)	45,917	(63,060)

Provided by Cash Flows from Investing Activities:
Payments for investment in Valley Bank	(15,500,000)	(3,240,000)	—
Net increase in interest bearing deposits at other financial institutions	(1,683,000)	—	—
Cash dividends received on investment in Valley Bank	250,000	—	—

Net cash provided by (used in) investing activities	(16,933,000)	(3,240,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	17,135,564	3,048,340	—
Proceeds from stock options exercised	15,193	279,000	66,000

Net cash provided by financing activities	17,150,757	3,327,340	66,000

Increase in cash and cash equivalents	63,030	133,257	2,940
Cash and cash equivalents, beginning of period	161,756	28,499	25,559

Cash and cash equivalents, end of period	$224,786	$161,756	$28,499

Note 16. Quarterly Data (Unaudited)

(Dollars in thousands)

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total interest income	$3,922	$3,474	$3,239	$2,823	$2,628	$2,571	$2,476	$2,331
Total interest expense	(726)	(670)	(669)	(643)	(630)	(700)	(819)	(843)

Net interest income	3,196	2,804	2,570	2,180	1,998	1,871	1,657	1,488
Provision for loan losses	(126)	(120)	(281)	(105)	(172)	(113)	(116)	(77)

Net interest income after provision for loan losses	3,070	2,684	2,289	2,075	1,826	1,758	1,541	1,411
Other income	71	62	61	101	80	91	68	57
Other expense	(1,597)	(1,414)	(1,301)	(1,231)	(1,213)	(1,222)	(1,169)	(1,121)

Net income before income taxes	1,544	1,332	1,049	945	693	627	440	347
Income tax expense	(525)	(453)	(358)	(323)	(247)	(214)	(129)	(118)

Net income	$1,019	$879	$691	$622	$446	$413	$311	$229

Earnings per share:
Basic	$0.37	$0.48	$0.40	$0.36	$0.26	$0.24	$0.19	$0.16
Diluted	$0.35	$0.47	$0.39	$0.35	$0.25	$0.24	$0.18	$0.15

Note 17. Subsequent Events

Subsequent to December 31, 2004, the company announced that Valley Bank has purchased a new 9,960 square foot two-story office building at the corner of Jones and Charleston Boulevard in Las Vegas, Nevada. The purchase price was $1.8 million. After tenant improvements are completed, occupancy is tentatively scheduled for the second quarter of 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9b. Other Information

     None.

PART III

The information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference from various sections of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 19, 2005 (“Proxy Statement”) as summarized below:

Item 10. Directors and Executive Officers of the Registrant

The information regarding “Directors and Executive Officers of the Registrant” of the Bank is incorporated by reference from the sections entitled “BUSINESS OF THE MEETING – Proposal No. 1 – Election of Directors – Director Nominees and Continuing Directors,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS” of the Company’s Proxy Statement.

Audit Committee Financial Expert

Information regarding the Company’s Audit Committee financial expert appears under the section entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS – Committee Membership in the Company’s Proxy Statement and is incorporated by reference.

Code of Ethics

The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-X that applies to its executive officers, including its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics is filed as an Exhibit 14 to this Annual Report on Form 10-K and is also available on the Company’s website, http://www.valleybancorp.com/.

Item 11. Executive Compensation

The information regarding “Executive Compensation” is incorporated by reference from the sections entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS – Compensation of Directors,” and “EXECUTIVE COMPENSATION” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information regarding “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference from the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information regarding “Certain Relationships and Related Transactions” is incorporated by reference from the section entitled “TRANSACTIONS WITH MANAGEMENT” of the Proxy Statement.

Item 14. Principal Accounting Fees and Services

For information concerning principal accountant fees and services as well as related pre-approval policies, see “AUDITORS – Fees Paid to Independent Auditor” in the Company’s Proxy Statement, which is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents filed as a part of the report

1. Financial Statements

The following Consolidated Financial Statements of Valley Bancorp and Subsidiaries are included in Item 8 of this report:

2. Financial Schedules

All schedules are omitted because either they are inapplicable or not required, or because the information required therein is included in the Consolidated Financial Statements and Notes thereto.

3. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation[1]

3.2	Bylaws[1]

4.1	Specimen Common Stock Certificate [2]

10.1	1999 Employee Stock Option Plan, as amended[1]

10.2	Form of 1999 Employee Stock Option Plan Option Agreement[1]

10.3	1999 Nonqualified Stock Option Plan, as amended[1]

10.4	Form of 1999 Nonqualified Stock Option Plan Option Agreement[1]

10.5	Lease Agreement, Pahrump branch office, dated February 1, 2001[1]

10.6*	Employment Agreement between Valley Bancorp and Barry L. Hulin[1]

10.7*	Change in Control Severance Agreement between Valley Bancorp and Steve Gilbert[1]

10.8*	Change in Control Severance Agreement between Valley Bancorp and Dick Holtzclaw[1]

10.9*	Change in Control Severance Agreement between Valley Bancorp and Sue Garland[1]

10.10	Form of Director Indemnification Agreement[1]

10.11	Agreement for the Purchase and Sale of Real Property dated December 1, 2004

14.1	Code of Ethics

21.1	The sole subsidiary of the registrant is Valley Bank, a Nevada state-chartered bank

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicated management contract or compensatory plan, contract or arrangement.

[1] Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-117312) filed by the Company on July 12, 2004, and amended August 26 and September 10, 2004.

[2] Incorporated by reference from the Registration Statement on Form 8-A (File No. 000-50950) filed by the Company on September 21, 2004.

(b) Exhibits

Exhibits required by Section 601 of Regulation S-K (see (a) above).

(c) Financial Statement Schedules

See the notes to the Consolidated Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2005	VALLEY BANCORP

	By:	/s/ Barry L. Hulin

Barry L. Hulin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Date: March 24, 2005

/s/ Thomas J. Krob	/s/ Barry L. Hulin

Thomas J. Krob,	Barry L. Hulin,
Chairman of the Board	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ James A. McKellar, Sr.	/s/ Dick L. Rottman

James A. McKellar, Sr., Director	Dick L. Rottman, Director

/s/ George A. Brizendine	/s/ Don Hamilton

George A. Brizendine, Director	Don Hamilton, Director

/s/ Mary E. Hausch	/s/ William E. Snyder

Mary E. Hausch, Director	William E. Snyder, Director

/s/ Dan Stewart	/s/ Gary Vause

Dan Stewart, Director	Gary Vause, Director

/s/ Dick Holtzclaw

Dick Holtzclaw,
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)