Form 10-Q
period 2005-03-31
Valley Bancorp
filed 2005-05-13
CIK 1295334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to

Commission File Number: 000-50950

VALLEY BANCORP

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0493760

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

3500 W. Sahara Avenue, Las Vegas, NV	89102

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Issued and Outstanding: 2,797,873 shares as of April 30, 2005.

VALLEY BANCORP

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

Valley Bancorp And Subsidiary
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2005	2004
Assets
Cash and due from banks	$5,494,260	$8,054,489
Federal funds sold	25,495,000	17,850,000

Cash and cash equivalents	30,989,260	25,904,489

Interest-bearing deposits at other financial institutions	10,493,421	9,244,160
Securities available for sale at fair value	38,596,530	36,412,828
Loans, net of allowance for loan losses of $2,247,668 and $2,113,188, respectively	223,007,674	196,156,715
Loans held for sale	50,938	163,829
Premises and equipment, net	6,180,456	4,382,860
Accrued interest receivable	1,138,183	863,912
Deferred taxes, net	387,762	189,391
Other assets	259,582	387,180

Total assets	$311,103,806	$273,705,364

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$44,822,570	$42,664,063
Interest bearing:
Demand	74,100,878	70,228,073
Savings	12,131,719	13,411,583
Time, $100,000 and over	60,159,169	44,241,115
Other time	80,512,100	65,666,600

Total deposits	271,726,436	236,211,434
Accrued interest payable and other liabilities	1,842,128	772,976
Long-term debt	456,758	466,845

Total liabilities	274,025,322	237,451,255

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred Stock, $1.00 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.73 par value; 10,000,000 shares authorized; 2,794,748 shares issued and outstanding as of March 31, 2005 and 2,790,748 shares issued and outstanding as of December 31, 2004	2,040,166	2,037,246
Additional paid-in capital	29,688,161	29,616,955
Retained earnings	5,779,417	4,687,220
Accumulated other comprehensive loss	(429,260)	(87,312)

Total stockholders’ equity	37,078,484	36,254,109

Total liabilities and stockholders’ equity	$311,103,806	$273,705,364

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Income (Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income on:
Loans, including fees	$3,930,766	$2,623,205
Securities available for sale	353,947	102,127
Federal funds sold and interest-bearing deposits at other financial institutions	177,531	97,680

Total interest income	4,462,244	2,823,012

Interest expense on:
Deposits	1,081,179	633,707
Long-term debt and other borrowed funds	8,262	8,954

Total interest expense	1,089,441	642,661

Net interest income	3,372,803	2,180,351

Provision for loan losses	51,000	105,000

Net interest income after provision for loan losses	3,321,803	2,075,351

Other income:
Service charges on deposit accounts	55,883	74,957
Net gain (loss) on sale of available for sale securities	—	13,951
Other	19,615	12,013

	75,498	100,921

Other expense:
Salaries and employee benefits	900,823	690,556
Equipment rentals, depreciation and maintenance	85,859	63,366
Occupancy	85,004	80,700
Data processing	103,581	74,832
Legal, professional and consulting	111,429	35,199
Advertising and public relations	46,171	28,750
Outside services	64,516	57,083
Federal Reserve Bank & correspondent bank fees	25,431	31,132
Telephone	45,816	34,470
Office supplies & printing	70,263	33,649
Director fees	51,100	24,575
Other	151,157	77,284

	1,741,150	1,231,596

Income before income taxes	1,656,151	944,676
Income tax expense	563,954	322,345

Net income	$1,092,197	$622,331

Comprehensive income	$750,249	$662,176

Earnings per share:
Basic	$0.39	$0.36
Diluted	$0.37	$0.35

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$1,092,197	$622,331
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of premises and equipment	102,632	75,090
Gain on sale of securities available for sale	—	(13,951)
Deferred taxes	(22,216)	(88,199)
Tax benefit resulting from the exercise of nonqualified stock options	24,126	—
Net accretion/amortization of investment discount/premium	(1,808)	(63,162)
Provision for loan losses	51,000	105,000
(Increase) decrease in accrued interest receivable	(274,271)	3,797
(Increase) decrease in other assets	127,598	(528,988)
Increase in accrued interest payable and other liabilities	1,069,152	196,499

Net cash provided by operating activities	2,168,410	308,417

Cash Flows from Investing Activities:
Net increase in loans	(26,789,068)	(26,198,613)
Net increase in interest bearing deposits at other financial institutions	(1,249,261)	(120,571)
Purchase of securities available for sale	(3,034,632)	(9,022,792)
Proceeds from the maturities of securities available for sale	334,635	1,006,998
Proceeds from the sale of securities available for sale	—	10,084,080
Purchase of premises and equipment	(1,900,228)	(12,557)

Net cash used in investing activities	(32,638,554)	(24,263,455)

Cash Flows from Financing Activities:
Net increase in deposits	35,515,002	25,099,828
Principal payments on notes payable	(10,087)	(9,395)
Proceeds from stock options exercised	50,000	—

Net cash provided by financing activities	35,554,915	25,090,433

Increase in cash and cash equivalents	5,084,771	1,135,395
Cash and cash equivalents, beginning of period	25,904,489	13,826,928

Cash and cash equivalents, end of period	$30,989,260	$14,962,323

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

The information as of and for the periods ended March 31, 2005 and 2004 has not been audited and is presented in a condensed format which does not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a recurring nature unless otherwise disclosed. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be anticipated for the full year ending December 31, 2005.

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

Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2005	2004
Net income	$1,092,197	$622,331

Average number of common shares outstanding	2,790,792	1,725,478
Effect of dilutive options	162,970	59,501

Average number of common shares outstanding used to calculate diluted earnings per common share	2,953,762	1,784,979

Basic EPS	$0.39	$0.36
Diluted EPS	$0.37	$0.35

3. Stock Options

The Company has two stock-based compensation plans, which are described more fully in Note 12 of the Company’s December 31, 2004 Annual Report on Form 10-K as filed with the SEC. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
Net Income As Reported	$1,092,197	$622,331
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards,
Net Of Related Tax Effects	(16,197)	(15,331)

Proforma net income	$1,076,000	$607,000

Basic earnings per share — As reported	$0.39	$0.36
Basic earnings per share — Pro forma	$0.39	$0.35

Diluted earnings per share — As reported	$0.37	$0.35
Diluted earnings per share — Pro forma	$0.36	$0.34

4. Loans

The composition of the Company’s loan portfolio was as follows:

	At March 31,	At December 31,
	2005	2004
Commercial and industrial	$32,525,364	$31,726,393
Real Estate:
Commercial	91,820,788	90,454,931
Construction, raw land and land development	97,224,368	70,928,073
Residential	3,487,219	4,520,612
Consumer	1,075,665	1,404,676

	226,133,404	199,034,685

Deduct:
Unearned net loan fees	(878,062)	(764,782)
Allowance for loan losses	(2,247,668)	(2,113,188)

Net loans	$223,007,674	$196,156,715

Impaired and nonaccrual loans were approximately $146,000 and $170,000 as of March 31, 2005 and December 31, 2004, respectively. Net recoveries for the three months ended March 31, 2005 and 2004 were $90,000 and $200,000, respectively.

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

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of March 31, 2005 and December 31, 2004 is as follows:

	At March 31,	At December 31,
	2005	2004
Commitments to extend credit, of which approximately $7,458,000 and $6,237,000 are unsecured at March 31, 2005 and December 31, 2004, respectively	$77,721,000	$66,506,000
Standby letters of credit, of which approximately $25,000 and $275,000 are unsecured at March 31, 2005 and December 31, 2004, respectively	1,389,000	1,639,000

	$79,110,000	$68,145,000

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

Lease commitments

In 2001, the Company entered into a non-cancelable operating lease with respect to its Pahrump branch office, expiring in five years. The lease includes two renewal option periods of five years each. The agreement requires monthly rental payments of approximately $7,120 for the first year with an escalation clause for subsequent years. At March 31, 2005, the future annual lease payments due under this lease commitment totaled approximately $86,000.

Financial instruments with concentrations of credit risk

Concentration by geographic location

The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At March 31, 2005 and December 31, 2004, real estate loans accounted for approximately 85% and 83%, respectively of the total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Approximately 3% of the Company’s loan portfolio was unsecured at March 31, 2005 and December 31, 2004.

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

6. Reclassifications

The reserve for unfunded commitments of approximately $88,000 at March 31, 2005 and $82,000 at December 31, 2004 has been reclassified from the allowance for loan losses to the other liability category on the consolidated balance sheets for the respective period pursuant AICPA Statement of Position 01-6 “Accounting by Certain Entities that Lend to or Finance Activities of Others”. There was no change to previously reported net income or stockholders equity as a result of this reclassification.

7. Subsequent Events

At the Company’s 2005 Annual Shareholders Meeting that was held on April 19, 2005, the following amendments to the Employee Stock Option Plan as outlined in the Proxy Statement as filed with the Securities and Exchange Commission were approved:

•	Increase the number of shares available for grant under the Employee Plan by 100,000 shares, which will be available for future option grants;

•	Extend the term of the Employee Plan by 10 years from the date of the Board approval of the amendment, so that the Employee Plan will terminate on March 23, 2015; and

•	Permit the grant of restricted stock awards under the Employee Plan.

8. Recent Accounting Pronouncements

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

The Statement is effective at the beginning of the first quarter of 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost will be recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of awards granted subsequent to the completion of our IPO and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being the future compensation strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” ”feels,” “believes,” “anticipates,” “intends,” and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause the Company’s actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; changes in market conditions in the Company’s principal market area; adverse changes in the financial condition of the loan loss reserves; competitive pressures on loan or deposit terms; legislative and regulatory changes; and other factors disclosed periodically in the Company’s filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by the Company or on its behalf. The Company assumes no obligation to update any forward-looking statements.

Overview of Operating Results for the Three Months Ended March 31, 2005 and 2004

Net income increased from $622,000 or $0.35 per diluted share for the quarter ended March 31, 2004 to $1.1 million or $0.37 per diluted share for the quarter ended March 31, 2005. This represents an increase of 76% in net income from prior period. The increase was primarily the result of higher interest income from loans and other earning assets due to increased outstanding totals as well as an improved interest margin. A rising interest rate environment has contributed to the improvement in the interest margin. The efficiency ratio, which represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities, has also improved, decreasing to 50% at March 31, 2005 as compared to 54% at March 31, 2004. Weighted average shares outstanding on a fully diluted basis at March 31, 2005 were 2,953,762 shares as compared to 1,784,979 shares at March 31, 2004. This represents an increase of 1,168,783 shares or 65% and was due primarily to the successful completion of the Company’s Initial Public Offering that closed on September 28, 2004. This large increase in the number of shares outstanding resulted in a smaller increase in the earnings per share for the three months ended March 31, 2005 as compared to the same period in 2004. These items are discussed in further detail below.

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

Although the Company believes the levels of the allowance as of March 31, 2005 was adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total Assets. Total assets increased 14%, from $274 million at December 31, 2004 to $311 million at March 31, 2005. This overall increase reflects a $27 million or 14% increase in net loans receivable, a $5 million or 20% increase in cash and cash equivalents, and a $3 million or 8% increase in investments. Fixed assets also increased by $2 million or 41% due to a purchase of the new headquarters for the Company to be occupied in the third quarter of 2005. The increase in net loans receivable is primarily due to a $26 million increase in construction and land lending. Federal funds sold increased $8 million from December 31, 2004 to March 31, 2005 to accommodate the loan funding needs as well as the liquidity needs for the next 30-45 days.

The Company’s commercial loan growth was centered in commercial real estate loans, specifically in construction of commercial retail, industrial, and office properties. Additionally, the Las Vegas real estate market drove an increase in land and land development loans.

The following table sets forth the composition of our loan portfolio by the type of loan at the dates indicated:

	At March 31, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction, land and land development loans	$97,224	43.00%	$70,928	35.63%
Commercial real estate loans	91,821	40.60%	90,455	45.45%
Commercial and industrial loans	32,525	14.38%	31,726	15.94%
Other loans	4,564	2.02%	5,926	2.98%

Total loans	226,134	100.00%	199,035	100.00%

Allowance for loan losses	(2,248)		(2,113)
Unearned net loan fees	(878)		(765)

Net loans	$223,008		$196,157

The following table sets forth the composition of the securities portfolio at the periods indicated. The securities are shown at fair value and unrealized gains and losses are excluded from earnings and are reported net of deferred taxes in accumulated other comprehensive income as a component of stockholders’ equity.

	At March 31,	At December 31,
	2005	2004
	(Dollars in thousands)
US Government agency securities	$29,504	$29,863
Mortgage backed securities	7,313	4,625
Collateralized mortgage obligations	1,780	1,925

Total	$38,597	$36,413

Deposits. Total deposits increased $36 million or 15%, from $236 million at December 31, 2004 to $272 million at March 31, 2005. Non-interest-bearing deposits increased $2 million or 5%, primarily due to an increase in business demand deposit accounts. Interest-bearing deposits increased $33 million or 17%, primarily due to a $31 million or 28% increase in time deposits, a $4 million or 6% increase in money market accounts, and a $1 million or 10% decrease in savings accounts. The significant increase in time deposits was due to the promotion that was run during the quarter to generate the funds needed for loan originations. Transaction accounts, which include both interest-bearing and non-interest-bearing accounts, increased $5 million, from $126 million at December 31, 2004 to $131 million at March 31, 2005. The increase in business demand deposits and business money market accounts is due to increased business relationships and marketing efforts focused on gaining and retaining core deposit accounts.

The following table reflects deposit ending balances by category as of the dates indicated.

	At March 31, 2005		At December 31, 2004
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
	(Dollars in thousands)
Transaction accounts:
Savings accounts	$12,132	4.46%	$13,411	5.68%
Money market deposit accounts	56,075	20.64%	52,126	22.07%
NOW accounts	18,026	6.63%	18,102	7.66%
Noninterest-bearing demand accounts	44,822	16.50%	42,664	18.06%

Total transaction accounts	131,055	48.23%	126,303	53.47%

Time Deposits:
$100,000 and over	60,159	22.14%	44,241	18.73%
Other time	80,512	29.63%	65,667	27.80%

Total time deposits	140,671	51.77%	109,908	46.53%

Total Deposits	$271,726	100.00%	$236,211	100.00%

Stockholders’ Equity. Stockholders’ equity increased from $36.3 million at December 31, 2004 to $37.1 million at March 31, 2005. This increase was primarily due to the $1.1 million net income earned during the first quarter of 2005 offset by an increase in unrealized losses on available for sale securities of approximately $300,000.

Non-Performing Assets. The Company had only one non-accrual loan of approximately $146,000 and one loan of approximately $1.5 million that was past due 90 days or more as of March 31, 2005. Management increased the allowance for loan losses $135,000, or 6%, from $2.1 million at December 31, 2004 to $2.2 million at March 31, 2005 primarily due to the growth in loans. The allowance for loan losses reflected the current risk in the loan portfolio and represented about 1.0% of total loans as of March 31, 2005.

The following table sets forth information concerning the allocation of allowance for loan losses by loan category at the dates, indicated.

	At March 31, 2005		At December 31, 2004
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Construction, land and land development loans	$504	43.00%	$809	35.63%
Commercial real estate loans	481	40.60%	526	45.45%
Commercial and industrial loans	1,182	14.38%	720	15.94%
Other loans	81	2.02%	58	2.98%

Total	$2,248	100.00%	$2,113	100.00%

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004.

Net Income. Net income was $1.1 million for the three months ended March 31, 2005 as compared to $622,000 for the same period in 2004. This represents an increase of $470,000 or 76%. Diluted earnings per share increased 6%, from $0.35 for the three months ended March 31, 2004 to $0.37 for the same period in 2005. Return on average assets increased from 1.23% for the quarter ended March 31, 2004 to 1.51% for the same period in 2005. Return on average equity, however, decreased, from 15.16% for the quarter ended March 31, 2004 to 11.86% for the same period in 2005 due to a higher average equity balance during the quarter resulting from the successful completion of the Initial Public Offering that closed on September 28, 2004. Higher net income for the quarter was due to expanded loan portfolio and earning assets, increased net interest margin and improved efficiency ratio.

Net Interest Income. Net interest income increased $1.2 million or 55%, from $2.2 million for the three months ended March 31, 2004 to $3.4 million for the same period in 2005. The Company’s average interest-earning assets increased $83 million or 43%, exceeding the increase in average interest-bearing liabilities of $52 million or 33% for quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. Interest rate spread for the same period improved by 0.21%, increasing from 4.24% for the three months ended March 31, 2004 to 4.45% for the same period in 2005. Net interest margin also increased 0.42%, from 4.55% for the quarter ended March 31, 2004 to 4.97% for the same period in 2005. The ratio of average interest-earning assets to average interest-bearing liabilities increased 9.19%, from 123.05% for the three months ended March 31, 2004 to 132.24% for the same period in 2005. Improvements in the interest rate spread and the net interest margin can be attributed to the Company’s asset sensitive balance sheet in a rising interest rate environment.

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

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	Three Months Ended March 31,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
	(Dollars in thousands)
Assets
Earning assets:
Loans (3) (4) (5)	$208,302	$3,931	7.65%	$149,297	$2,623	7.07%
Federal funds sold (6)	19,627	121	2.50%	13,081	32	0.98%
Interest bearing deposits (6)	9,104	56	2.49%	14,399	66	1.84%
Investment securities (6)	38,422	354	3.74%	15,918	102	2.58%

Total earning assets and interest income	275,455	4,462	6.57%	192,695	2,823	5.89%

Non-interest earning assets:
Cash and due from banks	7,622			6,183
Premises and equipment	5,799			4,434
Other assets	2,024			1,558
Allowance for credit losses	(2,244)			(1,821)

Total assets	$288,656			$203,049

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$73,194	$213	1.18%	$66,337	$135	0.82%
Savings deposits	12,620	18	0.58%	9,672	12	0.50%
Time deposits $100,000 or more	50,393	324	2.61%	31,075	179	2.32%
Other time deposits	71,628	526	2.98%	48,707	307	2.54%
Short-term borrowings	—	—	—	307	1	1.31%
Long-term borrowings	463	8	7.01%	502	9	7.21%

Total interest bearing liabilities	208,298	1,089	2.12%	156,600	643	1.65%

Noninterest-bearing liabilities:
Demand deposits	42,495			29,314
Other liabilities	1,023			722
Stockholders’ equity	36,840			16,413

Total liabilities and stockholders’ equity	$288,656			$203,049

Net Interest Spread (7)			4.45%			4.24%

Net interest income/margin (8)		$3,373	4.97%		$2,180	4.55%

(1)	Average balances are obtained from the best available daily data.

(2)	Annualized.

(3)	Loans are gross of allowance for credit losses but after unearned fees.

(4)	Non-accruing loans are included in the average balances.

(5)	Interest income includes loan fees of $60,000 and $122,000 for the quarter ended March 31, 2005 and 2004, respectively.

(6)	All investments are taxable.

(7)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Interest Income. For the three months ended March 31, 2005, interest income increased $1.6 million or 58%, primarily due to an increase of $1.3 million or 50% in loan interest income as compared to the same period in 2004. This increase is the result of an increase of $59 million or 40% in average loans receivable. The average yield on these loans increased, from 7.07% for the three months ended March 31, 2004 to 7.65% for the same period in 2005. Interest income on all other investments increased by $332,000 or 166%. The average yield for these investments increased 1.34%, from 1.87% for the three months ended March 31, 2004 to 3.21% for the same period in 2005. Larger investment portfolio and a rising rate environment contributed to the increase in investment income as well as investment yield for the quarter ended March 31, 2005 as compared to the same period in 2004.

Interest Expense. For the three months ended March 31, 2005, total interest expense increased $447,000 or 70% as compared to the same period last year. This increase is primarily due to an increase in the average deposit balances as well as the cost of those deposits. Average deposits increased $52 million or 33%, from $157 million for the three months ended March 31, 2004 to $208 million for the same period in 2005. The total cost of funds increased 0.47%, from 1.65% for the quarter ended March 31, 2004 to 2.12% for the same period in 2005.

Provision for Loan Losses. The provision for loan losses totaled $51,000 for the three months ended March 31, 2005 as compared to $105,000 for the same period in 2004. Net recoveries for the first quarter 2005 were $90,000 as compared to $200,000 for the first quarter 2004. Net recoveries for the quarter ended March 31, 2004 included $300,000 received from the equipment lease loan that was charged off for $1.3 million due to an alleged fraud in 2002 (see Note 7 to the Consolidated Financial Statements for more details). Management feels that their evaluations and estimations were reasonable for determining the provision, and the allowance for loan losses is deemed to be adequate as of March 31, 2005. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.

The following table sets forth the activity in allowance for loan losses for the periods indicated.

	At or For the
	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Balance at the beginning of period	$2,113	$1,457

Charge-offs:
Commercial and industrial loans	—	(100)

Total charge-offs	—	(100)

Recoveries:
Commercial and industrial loans	90	300

Total recoveries	90	300

Net (charge-offs)/recoveries	90	200

Additions charge to operations	51	105
Unfunded commitment reserve adjustments (1)	(6)	(1)

Balance at end of period	$2,248	$1,761

Allowance for loan losses as a percent of total loans	1.00%	1.09%
Ratio of net charge-offs/(recoveries) to average loans - annualized	(0.17)%	(0.54)%

(1)	Unfunded commitments reserve included in other liabilities was $88,000 at March 31, 2005 and $107,000 at March 31, 2004.

Non-Interest Income. Non-interest income was $75,000 for the three months ended March 31, 2005, as compared to $101,000 for the same period in 2004. The decrease of $26,000 was due primarily to a gain on the sale of securities of $14,000 in the first quarter of 2004 while there was none in the first quarter of 2005 and lower service charge income.

The following table sets forth information regarding noninterest income for the periods shown.

	Noninterest Income
	For the Three Months
	Ended March 31,
	2005	2004
	(Dollars in thousands)
Banking and service charge fees	$56	$75
Gain on sale of securities	—	14
Other income	19	12

Total noninterest income	$75	$101

Non-Interest Expense. Non-interest expense increased $510,000 or 41%, from $1.2 million for the three months ended March 31, 2004 to $1.7 million for the same period in 2005. The increase was primarily a result of increased compensation and employee benefits costs due to increasing staff levels, higher professional fees associated with being a publicly traded company, higher data processing expenses due to increased number of customers’ accounts and transactions being processed, and higher marketing and advertising costs. For the quarter ended March 31, 2005, non-interest expense as a percentage of average earning assets on annualized basis was 2.53% as compared to 2.56% for the same period in 2004. The Company also achieved an efficiency ratio of 50.5% for quarter ended March 31, 2005 as compared to 54.3% for the same period in 2004. The efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities. Lower efficiency ratio is good. Full time equivalent employees at March 31, 2005 were 53 as compared to 44 at March 31, 2004. This represents an increase of 9 FTEs or 20%.

The following table sets forth information regarding noninterest expenses for the periods shown.

	Noninterest Expense
	For the Three Months
	Ended March 31,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$901	$690
Occupancy and equipment	171	144
Data processing	104	75
Legal, professional and consulting	111	35
Advertising and public relations	46	29
Outside services	65	57
Office supplies & printing	70	34

	Noninterest Expense
	For the Three Months
	Ended March 31,
	2005	2004
	(Dollars in thousands)
Telephone	46	34
Director fees	51	25
Federal Reserve Bank & correspondent bank fees	25	31
Other	151	77

Total noninterest expense	$1,741	$1,231

As a % of average earning assets - annualized	2.53%	2.56%

Efficiency Ratio (1)	50.49%	54.30%

Average earning assets	$275,455	$192,695

(1)	Efficiency ratio represents noninterest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and noninterest income, excluding gains or (losses) on sales of securities.

Liquidity and Capital Resources

The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, and maturing securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loans prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2005, cash and cash equivalents and interest-bearing deposits at other financial institutions totaled $41 million or 13% of total assets, and investment securities available for sale totaled $39 million or 12% of total assets, for a total of $80 million in liquid assets.

The Company’s liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the three months ended March 31, 2005 net cash provided by operating activities was $2 million, as compared to net cash provided by operating activities of $308,000 for the same period of 2004. This variance from the prior period was due primarily to an increase in net income as well as increases in interest payable and other liabilities.

The Company’s primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities and interest-bearing deposits at other financial institutions. For the three months ended March 31, 2005, total net loans increased by $27 million or 14% from December 31, 2004. Investment securities and interest-bearing deposits increased to $49 million at March 31, 2005 from $46 million at December 31, 2004.

Net cash used in all investing activities was $33 million and $24 million for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 the Company had outstanding loan commitments of approximately $78 million and outstanding letters of credit of approximately $1 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments through its own liquid assets and borrowing capability from Federal Home Loan Bank of San Francisco.

Net cash provided by financing activities has been impacted significantly by increases in deposit levels, especially time deposits during the first quarter of 2005. For the three months ended March 31, 2005, total deposits increased by $36 million or 15% while time deposits increased by $31 million or 28% from December 31, 2004.

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

As of March 31, 2005, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. The following tables reflect the Company’s and the Bank’s actual levels of regulatory capital as of March 31, 2005 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the prompt corrective action requirements.

	Valley Bancorp’s Capital Ratios At March 31, 2005
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	$37,508	12.99%	$11,546	4.00%	n/a	n/a
Tier 1 capital to risk weighted assets (1)	37,508	14.47%	10,372	4.00%	n/a	n/a
Total capital to risk weighted assets (1)	39,844	15.37%	20,743	8.00%	n/a	n/a

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $288.7 million.

Risk-based capital ratios are computed as a percentage of risk-weighted assets of $259.3 million.

(2)	See “Supervision and Regulation - Capital Adequacy - Prompt Corrective Action.”

	Valley Bank’s Capital Ratios At March 31, 2005
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	$35,499	12.38%	$11,471	4.00%	$14,339	5.00%
Tier 1 capital to risk weighted assets (1)	35,499	13.71%	10,355	4.00%	15,532	6.00%
Total capital to risk weighted assets (1)	37,835	14.62%	20,710	8.00%	25,887	10.00%

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $286.8 million.

Risk-based capital ratios are computed as a percentage of risk-weighted assets of $258.9 million.

(2)	See “Supervision and Regulation - Capital Adequacy - Prompt Corrective Action.”

At March 31, 2005, the Company had off-balance sheet loan commitments of approximately $79 million. Of this amount, the unused portion of lines of credit extended by the Company was approximately $78 million and $1 million for standby letters of credit. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

The following table presents the Company’s repricing gap at March 31, 2005. The table indicates that at March 31, 2005 the Company was liability sensitive up to twelve months. This would indicate a decrease in earnings in a rising rate environment.

	At March 31, 2005
		More Than
	Within	One Year
	Twelve	to Five	Over Five
	Months	Years	Years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Interest-bearing deposits at other financial institutions	$10,295	$198	—	$10,493
Fed funds sold	25,495	—	—	25,495
Securities - all available for sale	2,963	29,220	6,414	38,597
Construction, land and land development loans	93,271	3,953	—	97,224

	At March 31, 2005
		More Than
	Within	One Year
	Twelve	to Five	Over Five
	Months	Years	Years	Total
	(Dollars in thousands)
Commercial real estate loans	26,607	65,214	—	91,821
Commercial and industrial loans	19,542	12,889	94	32,525
Other loans	2,809	1,755	—	4,564

Total Rate-Sensitive Assets	180,982	113,229	6,508	300,719

Rate-Sensitive Liabilities:
Interest-bearing demand deposits	74,101	—	—	74,101
Savings deposits	12,132	—	—	12,132
Time deposits	138,064	2,608	—	140,672
Note payable	42	203	212	457

Total Rate-Sensitive Liabilities	$224,339	$2,811	$212	$227,362

Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(43,357)	$110,418	$6,296

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(43,357)	$67,061	$73,357

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities as a percentage of total assets	(13.94)%	21.56%	23.58%

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

As a result of the limitations inherent in gap analysis, the Company also uses the “FinServ” asset liability management model, a proprietary dynamic system that incorporates data regarding the Company’s loans, investments, deposits and borrowings into an interest sensitivity analysis designed for financial institutions. This analysis measures interest rate risk by computing changes in net interest income and net interest margin in the event of assumed changes in interest rates. The analysis assesses the effect on net interest income and net interest margin in the event of an increase or decrease in interest rates, assuming that such increase or decrease occurs ratably over the next 12 months and remains constant over the subsequent 12 months. The Company’s sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Federal Funds rate as measured by this model as of March 31, 2005 is as follows :

Increase in	Net Interest Change		Decrease in	Net Interest Change
Interest Rates	$	%	Interest Rates	$	%
(Dollars in thousands)
+1.00%	$270	2%	-1.00%	$(329)	(2)%
+2.00%	$567	4%	-2.00%	$(725)	(5)%
+3.00%	$893	6%	-3.00%	$(1,186)	(8)%

Accordingly, a rise of 1.00% in interest rates would result in an increase in our net interest income of $270,000, while a decline of 1.00% in interest rates would result in a decrease of $329,000 in our net interest income, in each case over the 12 months following March 31, 2005.

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

Changes in Internal Controls

In the quarter ended March 31, 2005, the Company did not make any significant changes in, or take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

VALLEY BANCORP
Date: May 13, 2005	By:	/s/ Barry L. Hulin
Barry L. Hulin
President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Dick Holtzclaw
Dick Holtzclaw
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)