Form 10-Q
period 2005-06-30
Valley Bancorp
filed 2005-08-10
CIK 1295334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to
Commission File Number: 000-50950
VALLEY BANCORP
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0493760

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

3500 W. Sahara Avenue, Las Vegas, NV	89102

(Address of Principal Executive Offices)	(Zip Code)
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
Common Stock Issued and Outstanding: 2,824,901 shares as of July 31, 2005.

VALLEY BANCORP

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
Valley Bancorp And Subsidiary

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$5,739,179	$8,054,489
Federal funds sold	27,770,000	17,850,000

Cash and cash equivalents	33,509,179	25,904,489
Interest-bearing deposits at other financial institutions	7,973,864	9,244,160
Securities available for sale at fair value	38,391,893	36,412,828
Investment in Federal Home Loan Bank Stock, at cost	792,900	—
Loans, net of allowance for loan losses of $2,496,668 and $2,113,188, respectively	245,656,948	196,156,715
Loans held for sale	—	163,829
Premises and equipment, net	6,426,626	4,382,860
Accrued interest receivable	1,093,774	863,912
Deferred taxes, net	338,537	189,391
Other assets	600,030	387,180

Total assets	$334,783,751	$273,705,364

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$44,027,052	$42,664,063
Interest bearing:
Demand	78,737,603	70,228,073
Savings	11,667,062	13,411,583
Time, $100,000 and over	62,373,669	44,241,115
Other time	82,054,920	65,666,600

Total deposits	278,860,306	236,211,434
Accrued interest payable and other liabilities	1,595,624	772,976
Long-term debt	15,446,490	466,845

Total liabilities	295,902,420	237,451,255

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.73 par value; 10,000,000 shares authorized; 2,808,173 shares issued and outstanding as of June 30, 2005 and 2,790,748 shares issued and outstanding as of December 31, 2004	2,049,966	2,037,246
Additional paid-in capital	29,853,139	29,616,955
Retained earnings	7,183,311	4,687,220
Accumulated other comprehensive income (loss)	(205,085)	(87,312)

Total stockholders’ equity	38,881,331	36,254,109

Total liabilities and stockholders’ equity	$334,783,751	$273,705,364

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary

Consolidated Statements Of Income (Unaudited)

	Three Months Ended June 30
	2005	2004
Interest income on:
Loans, including fees	$4,721,819	$3,044,447
Securities available for sale	357,125	73,982
Federal funds sold and interest-bearing deposits at other financial institutions	202,519	120,019

Total interest income	5,281,463	3,238,448

Interest expense on:
Deposits	1,404,461	658,837
Long-term debt and other borrowed funds	25,081	10,320

Total interest expense	1,429,542	669,157

Net interest income	3,851,921	2,569,291
Provision for loan losses	229,000	281,000

Net interest income after provision for loan losses	3,622,921	2,288,291

Other income:
Service charges on deposit accounts	45,609	63,875
Net gain (loss) on sale of available for sale securities	—	(10,950)
Other	15,628	7,741

	61,237	60,666

Other expense:
Salaries and employee benefits	906,159	740,640
Data processing	106,807	86,325
Occupancy	85,787	73,294
Equipment rentals, depreciation and maintenance	66,839	58,358
Outside services	56,222	58,838
Director fees	52,950	19,700
Office supplies & printing	47,021	45,053
Telephone	46,252	37,500
Federal Reserve Bank & correspondent bank fees	25,555	26,186
Advertising and public relations	23,855	45,326
Legal, professional and consulting	(1,510)	47,075
Other	137,708	61,990

	1,553,645	1,300,285

Income before income taxes	2,130,513	1,048,672
Income tax expense	726,619	357,922

Net income	$1,403,894	$690,750

Comprehensive income	$1,628,069	$505,674

Earnings per share:
Basic	$0.50	$0.40
Diluted	$0.48	$0.39
See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary

Consolidated Statements Of Income (Unaudited)

	Six Months Ended June 30
	2005	2004
Interest income on:
Loans, including fees	$8,652,585	$5,667,652
Securities available for sale	711,072	176,109
Federal funds sold and interest-bearing deposits at other financial institutions	380,050	217,699

Total interest income	9,743,707	6,061,460

Interest expense on:
Deposits	2,485,640	1,292,544
Long-term debt and other borrowed funds	33,343	19,274

Total interest expense	2,518,983	1,311,818

Net interest income	7,224,724	4,749,642
Provision for loan losses	280,000	386,000

Net interest income after provision for loan losses	6,944,724	4,363,642

Other income:
Service charges on deposit accounts	101,492	138,832
Net gain (loss) on sale of available for sale securities	—	3,001
Other	35,243	19,754

	136,735	161,587

Other expense:
Salaries and employee benefits	1,806,982	1,431,196
Data processing	210,388	161,157
Occupancy	170,791	153,994
Equipment rentals, depreciation and maintenance	152,698	121,724
Outside services	120,738	115,921
Office supplies & printing	117,284	78,702
Legal, professional and consulting	109,919	82,274
Director fees	104,050	44,275
Telephone	92,068	71,970
Advertising and public relations	70,026	74,076
Federal Reserve Bank & correspondent bank fees	50,986	57,318
Other	288,865	139,274

	3,294,795	2,531,881

Income before income taxes	3,786,664	1,993,348
Income tax expense	1,290,573	680,267

Net income	$2,496,091	$1,313,081

Comprehensive income	$2,378,318	$1,167,850

Earnings per share:
Basic	$0.89	$0.76
Diluted	$0.85	$0.74
See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary

Consolidated Statements Of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$2,496,091	$1,313,081
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of premises and equipment	180,454	142,996
Loss on sale of other real estate owned	—	4,405
Gain on sale of securities available for sale	—	(3,001)
Deferred taxes	(88,475)	(66,958)
Tax benefit resulting from the exercise of nonqualified stock options	89,234	—
Net accretion/amortization of investment discount/premium	(3,425)	(81,679)
Provision for loan losses	280,000	386,000
Increase in accrued interest receivable	(229,862)	(73,054)
Increase in other assets	(212,850)	(72,125)
Increase in accrued interest payable and other liabilities	822,648	115,244

Net cash provided by operating activities	3,333,815	1,664,909

Cash Flows from Investing Activities:
Net increase in loans	(49,616,404)	(39,894,553)
Net decrease in interest bearing deposits at other financial institutions	1,270,296	4,037,597
Purchase of securities available for sale	(3,034,632)	(9,022,792)
Proceeds from the maturities of securities available for sale	880,548	1,056,009
Proceeds from the sale of securities available for sale	—	14,078,675
Investment in Federal Home Loan Bank Stock	(792,900)	—
Purchase of premises and equipment	(2,224,220)	(49,846)

Net cash used in investing activities	(53,517,312)	(29,794,910)

Cash Flows from Financing Activities:
Net increase in deposits	42,648,872	38,834,573
Principal payments on notes payable	(20,355)	(18,958)
Proceeds from FHLB borrowings	15,000,000	—
Proceeds from stock options exercised	159,670	—

Net cash provided by financing activities	57,788,187	38,815,615

Increase in cash and cash equivalents	7,604,690	10,685,614
Cash and cash equivalents, beginning of period	25,904,489	13,826,928

Cash and cash equivalents, end of period	$33,509,179	$24,512,542

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
The information as of and for the periods ended June 30, 2005 and 2004 has not been audited and is presented in a condensed format which does not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a recurring nature unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be anticipated for the full year ending December 31, 2005. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K. Condensed financial information as of December 31, 2004 has been presented next to the interim consolidated balance sheet for informational purposes. A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes in the capital structure of the Company during the six months ended June 30, 2005.
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
Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income applicable to common stock	$1,403,894	$690,750	$2,496,091	$1,313,081

Average number of common shares outstanding	2,798,203	1,725,478	2,794,518	1,725,478
Effect of dilutive options	138,739	59,501	150,926	60,024

Average number of common shares outstanding used to calculate diluted earnings per common share	2,936,942	1,784,979	2,945,444	1,785,502

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic EPS	$0.50	$0.40	$0.89	$0.76
Diluted EPS	$0.48	$0.39	$0.85	$0.74
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income As Reported	$1,403,894	$690,750	$2,496,091	$1,313,081
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net Of Related Tax Effects	(18,894)	(15,750)	(35,091)	(31,081)

Proforma net income	$1,385,000	$675,000	$2,461,000	$1,282,000

Basic earnings per share — As reported	$0.50	$0.40	$0.89	$0.76
Basic earnings per share — Pro forma	$0.49	$0.39	$0.88	$0.74

Diluted earnings per share — As reported	$0.48	$0.39	$0.85	$0.74
Diluted earnings per share — Pro forma	$0.47	$0.38	$0.84	$0.72
4. Loans
The composition of the Company’s loan portfolio was as follows:

	At June 30,	At December 31,
	2005	2004
Commercial and industrial	$38,358,790	$31,726,393
Real Estate:
Commercial	85,724,649	90,454,931
Construction, raw land and land development	116,406,788	70,928,073
Residential	7,544,353	4,520,612
Consumer	990,606	1,404,676

	249,025,186	199,034,685

Deduct:
Unearned net loan fees	(871,570)	(764,782)
Allowance for loan losses	(2,496,668)	(2,113,188)

Net loans	$245,656,948	$196,156,715

Impaired and nonaccrual loans were approximately $1.8 million and $170,000 as of June 30, 2005 and December 31, 2004, respectively. Net recoveries (charge-offs) for the six months ended June 30, 2005 and 2004 were $110,000 and ($9,000), respectively.

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
A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of June 30, 2005 and December 31, 2004 is as follows:

	At June 30,	At December 31,
	2005	2004
Commitments to extend credit, of which approximately $6,316,000 and $6,237,000 are unsecured at June 30, 2005 and December 31, 2004, respectively	$78,137,000	$66,506,000
Standby letters of credit, of which approximately $25,000 and $275,000 are unsecured at June 30, 2005 and December 31, 2004, respectively	1,025,000	1,639,000

	$79,162,000	$68,145,000

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
Lease commitments
In 2001, the Company entered into a non-cancelable operating lease with respect to its Pahrump branch office, expiring in five years. The lease includes two renewal option periods of five years each. The agreement requires monthly rental payments of approximately $7,120 for the first year with an escalation clause for subsequent years. At June 30, 2005, the future lease payments due under this lease commitment totaled approximately $63,000.
In 2005, the Company entered into another non-cancelable operating lease expiring in ten years. The Company will open an additional branch in the leased space. The lease includes one renewal option period of five years. The agreement requires monthly rental payments of approximately $3,813 for the first year with an escalation clause for subsequent years. At June 30, 2005, the future minimum lease payments due under this lease commitment totaled approximately $528,000.
Financial instruments with concentrations of credit risk
Concentration by geographic location
The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At June 30, 2005 and December 31, 2004, real estate loans accounted for approximately 84% and 83%, respectively of the total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Approximately 4% and 3% of the Company’s loan portfolio was unsecured at June 30, 2005 and December 31, 2004, respectively.
A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area.
Employment and severance agreements
The Company entered into a three-year employment agreement with its president commencing on March 22, 2000. In the event the Company terminates the employment of the president without cause, or upon change in control of the Company, the Company may be liable for a payment as outlined in the employment agreement. The employment agreement was amended in October 2002 to extend the agreement for an additional 3 years, through March 2006. The employment agreement was amended again in May 2004 to extend the agreement for an additional 3 years, through March 2009. In addition, the Company has severance agreements with two executive officers, whereby upon change in control of the Company, the Company may be liable for a payment as outlined in the severance agreements.
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

7. Long-term Debt
The Company has a commitment from the Federal Home Loan Bank of San Francisco (FHLB) for advances. Borrowing capacity is determined based on collateral pledged, generally consisting of loans and securities, at the time of the advance. During the quarter ended June 30, 2005, the Company took a $15 million advance, with a maturity date of June 23, 2008 at a rate of 4.07%, secured by securities with a carrying value of $15,961,000. Advances from the FHLB at June 30, 2005 and December 31, 2004 were $15,000,000 and $0, respectively.
In October 2002, the Company purchased a building for $1,240,000. In connection with the agreement, the Company assumed a promissory note from the seller for approximately $550,000. The note is secured by the property and guaranteed by the seller. The note is due in monthly installments of approximately $6,100, including interest at 7.13% through July 2013. The Company is subject to a prepayment penalty if the note is paid in full prior to April 2013. The outstanding balance was approximately $446,000 and $447,000 at June 30, 2005 and December 31, 2004, respectively.
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
Overview of Operating Results for the Three and Six Months Ended June 30, 2005 and 2004
Net income increased from $691,000 or $0.39 per diluted share for the quarter ended June 30, 2004 to $1.4 million or $0.48 per diluted share for the quarter ended June 30, 2005. This represents an increase of 103% in net income from prior period. The increase was primarily the result of higher interest income from loans and other earning assets due to increased outstanding totals as well as an improved interest margin. A rising interest rate environment has contributed to the improvement in the interest margin. The efficiency ratio for the quarter, which represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities, has also improved, decreasing to 40% for the quarter ended June 30, 2005 as compared to 49% for the quarter ended June 30, 2004. For the quarter, weighted average shares outstanding on a fully diluted basis at June 30, 2005 were 2,936,942 shares as compared to 1,784,979 shares at June 30, 2004. This represents an increase of 1,152,054 shares or 65% and was due primarily to the successful completion of the Company’s Initial Public Offering that closed on September 28, 2004.
For the six months ended June 30, 2005, net income totaled $2.5 million as compared to $1.3 million for the six months ended June 30, 2004. This represents an increase of $1.2 million or 90% from prior period. Improved earnings can be attributed to the same factors as discussed in the above paragraph and are discussed in further detail below.
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
The Company periodically reviews the assumptions and formulas by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.
As the Company adds new products and increase the diversity of our loan portfolio, we will enhance our methodology accordingly. We may report a materially different amount for the provision for loan losses in the statement of income to change the allowance for loan losses if our assessment of the above factors were different.
Although the Company believes the levels of the allowance as of June 30, 2005 was adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
Comparison of Financial Condition at June 30, 2005 and December 31, 2004
Total Assets. Total assets increased 22%, from $274 million at December 31, 2004 to $335 million at June 30, 2005. This overall increase reflects primarily a $50 million or 25% increase in net loans receivable and an $8 million or 29% increase in cash and cash equivalents. Fixed assets also increased by $2 million or 47% due to a purchase of the new headquarters for the Company to be occupied in the third quarter of 2005. The increase in net loans receivable is due primarily to a $45 million increase in construction and land lending and a $7 million increase in commercial and industrial loans, offset by a $5 million decrease in commercial real estate loans. Federal funds sold increased $10 million from December 31, 2004 to June 30, 2005 to accommodate the loan funding needs as well as the liquidity needs for the next 30-45 days.
The Company’s commercial loan growth was centered in commercial real estate loans, specifically in construction of commercial retail, industrial, and office properties. Additionally, the Las Vegas real estate market drove an increase in land and land development loans.
The following table sets forth the composition of our loan portfolio by the type of loan at the dates indicated:

	At June 30, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction, raw land and land development loans	$116,407	46.75%	$70,928	35.63%
Commercial real estate loans	85,724	34.42%	90,455	45.45%
Commercial and industrial loans	38,359	15.40%	31,726	15.94%
Other loans	8,535	3.43%	5,926	2.98%

Total loans	249,025	100.00%	199,035	100.00%

Allowance for loan losses	(2,497)		(2,113)

	At June 30, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Unearned net loan fees	(871)		(765)

Net loans	$245,657		$196,157

The following table sets forth the composition of the securities portfolio at the periods indicated. The securities are shown at fair value and unrealized gains and losses are excluded from earnings and are reported net of deferred taxes in accumulated other comprehensive income as a component of stockholders’ equity.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)

US Government agency securities	$29,770	$29,863
Mortgage backed securities	6,967	4,625
Collateralized mortgage obligations	1,655	1,925

Total	$38,392	$36,413

Deposits. Total deposits increased $43 million or 18%, from $236 million at December 31, 2004 to $279 million at June 30, 2005. Non-interest-bearing deposits increased $1 million or 3%, primarily due to an increase in business demand deposit accounts. Interest-bearing deposits increased $41 million or 21%, primarily due to a $35 million or 31% increase in time deposits, an $8 million or 16% increase in money market accounts, and a $2 million or 13% decrease in savings accounts. The significant increase in time deposits was due to the promotion that was run during the quarter ended March 31, 2005 to generate the funds needed for loan originations. Transaction accounts, which include both interest-bearing and non-interest-bearing accounts, increased $8 million, from $126 million at December 31, 2004 to $134 million at June 30, 2005. The increase in business demand deposits and business money market accounts is due to increased business relationships and marketing efforts focused on gaining and retaining core deposit accounts.
The following table reflects deposit ending balances by category as of the dates indicated.

	At June 30, 2005		At December 31, 2004
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
	(Dollars in thousands)
Transaction accounts:
Savings accounts	$11,667	4.18%	$13,411	5.68%
Money market deposit accounts	60,607	21.73%	52,126	22.07%
NOW accounts	18,131	6.50%	18,102	7.66%
Noninterest-bearing demand accounts	44,027	15.79%	42,664	18.06%

Total transaction accounts	134,432	48.20%	126,303	53.47%

Time Deposits:
$100,000 and over	62,373	22.37%	44,241	18.73%
Other time	82,055	29.43%	65,667	27.80%

Total time deposits	144,428	51.80%	109,908	46.53%

Total Deposits	$278,860	100.00%	$236,211	100.00%

Stockholders’ Equity. Stockholders’ equity increased from $36.3 million at December 31, 2004 to $38.9 million at June 30, 2005. This increase was primarily due to the $2.5 million net income earned during the first half of 2005 offset by an increase in unrealized losses on available for sale securities of approximately $118,000. Additionally, proceeds and tax benefits associated with stock options exercised by employees during the first half of 2005 also added approximately $249,000 to the stockholders’ equity.
Non-Performing Assets. The Company had three non-accrual loans of approximately $1.8 million and one loan of approximately $41,000 that was past due 90 days or more as of June 30, 2005. Of the three non-accrual loans, one loan of approximately $1.7 million was subsequently paid off in full in July 2005. Management increased the allowance for loan losses $384,000, or 18%, from $2.1 million at December 31, 2004 to $2.5 million at June 30, 2005 primarily due to the growth in loans. The allowance for loan losses reflected the current risk in the loan portfolio and represented about 1.01% of total loans as of June 30, 2005.
The following table sets forth information concerning the allocation of allowance for loan losses by loan category at the dates, indicated.

	At June 30, 2005		At December 31, 2004
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Construction, land and land development loans	$592	46.75%	$809	35.63%
Commercial real estate loans	478	34.42%	526	45.45%
Commercial and industrial loans	1,349	15.40%	720	15.94%
Other loans	78	3.43%	58	2.98%

Total	$2,497	100.00%	$2,113	100.00%

Comparison of Operating Results for the Three and Six Months Ended June 30, 2005 and 2004.
Net Income. Net income was $1.4 million for the three months ended June 30, 2005 as compared to $691,000 for the same period in 2004. This represents an increase of $713,000 or 103%. Diluted earnings per share increased 23%, from $0.39 for the three months ended June 30, 2004 to $0.48 for the same period in 2005. Return on average assets increased from 1.23% for the quarter ended June 30, 2004 to 1.75% for the same period in 2005. Return on average equity, however, decreased, from 16.24% for the quarter ended June 30, 2004 to 14.81% for the same period in 2005 due to a higher average equity balance during the quarter resulting from the successful completion of the Initial Public Offering that closed on September 28, 2004. Higher net income for the quarter was due to expanded loan portfolio and earning assets, increased net interest margin and improved efficiency ratio.
For the six months ended June 30, 2005, net income was $2.5 million or $0.85 per diluted share as compared to $1.3 million or $0.74 per diluted share for the same period in 2004. This represents an increase of $1.2 million or 90% in earnings from prior period. As with the second quarter of 2005, improvement in the year-to-date earnings can also be attributed to increased loan portfolio and earning assets, improved net interest margin, and expense control which resulted in improved efficiency ratio. Return on average assets and return on average equity for the first half of 2005 were 1.64% and 13.45% as compared to 1.23% and 15.79% for 2004, respectively. Lower ROE from prior period was due again to a higher average equity balance during the period resulting from the successful completion of the Initial Public Offering that closed on September 28, 2004.
Net Interest Income. Net interest income increased $1.3 million or 50%, from $2.6 million for the three months ended June 30, 2004 to $3.9 million for the same period in 2005. The Company’s average interest-earning assets increased $93 million or 43%, exceeding the increase in average interest-bearing liabilities of $66 million or 40% for quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. Interest rate spread for the same period decreased by 0.03% from 4.48% for the three months ended June 30, 2004 to 4.45% for the same period in 2005. Net interest margin, however, increased 0.21%, from 4.83% for the quarter ended June 30, 2004 to 5.04% for the same period in 2005. The ratio of average interest-earning assets to average interest-bearing liabilities increased 3.38%, from 127.92% for the three months ended June 30, 2004 to 131.30% for the same period in 2005. Improvements in the net interest margin can be attributed to the Company’s asset sensitive balance sheet in a rising interest rate environment as well as higher earning assets as a percentage of total assets.
For the six months ended June 30, 2005, net interest income totaled $7.2 million as compared to $4.8 million for the same period last year. This represents an increase of $2.5 million or 52% from 2004. The average earning assets for the first half of 2005 increased $88 million or 43% to $291 million as compared to $203 million for the first half of 2004. The average interest-bearing liabilities for the first six months of 2005 increased $59 million or 36% to $221 million as compared to $162 million for the same period in 2004. Interest spread for the first half of 2005 was 4.45% as compared to 4.37% for the first half of 2004, an increase of 0.08%. Net interest margin also improved 0.30% to 5.00% for the first six months of 2005 from 4.70% for the same period in 2004. Improvement in the net interest margin as well as interest spread versus prior year reflects the Company’s asset sensitive balance sheet in a rising interest rate environment as well as higher earning assets as a percentage of total assets on a year-to-date basis as well.
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
Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	Three Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
	(Dollars in thousands)
Assets
Earning assets:
Loans (3) (4) (5)	$240,560	$4,722	7.87%	$168,299	$3,045	7.28%
Federal funds sold (6)	16,270	119	2.93%	19,015	46	0.97%
Interest bearing deposits (6)	10,682	84	3.15%	13,255	74	2.25%
Investment securities (6)	39,101	357	3.66%	13,392	74	2.22%

Total earning assets and interest income	306,613	5,282	6.91%	213,961	3,239	6.09%

Non-interest earning assets:
Cash and due from banks	7,141			7,153
Premises and equipment	6,282			4,384
Other assets	2,392			1,678
Allowance for credit losses	(2,374)			(1,938)

Total assets	$320,054			$225,238

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$75,394	$262	1.39%	$68,483	$140	0.82%
Savings deposits	11,768	22	0.75%	11,639	14	0.48%
Time deposits $100,000 or more	61,741	457	2.97%	33,406	185	2.23%

	Three Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
	(Dollars in thousands)
Other time deposits	82,522	664	3.23%	53,237	321	2.43%
Long-term borrowings	2,101	25	4.77%	493	9	7.34%

Total interest bearing liabilities	233,526	1,430	2.46%	167,258	669	1.61%

Noninterest-bearing liabilities:
Demand deposits	46,959			40,089
Other liabilities	1,554			874
Stockholders’ equity	38,015			17,017

Total liabilities and stockholders’ equity	$320,054			$225,238

Net Interest Spread (7)			4.45%			4.48%

Net interest income/margin (8)		$3,852	5.04%		$2,570	4.83%

	Six Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
	(Dollars in thousands)
Assets
Earning assets:
Loans (3) (4) (5)	$224,521	$8,653	7.77%	$158,799	$5,668	7.18%
Federal funds sold (6)	17,939	240	2.70%	16,048	78	0.98%
Interest bearing deposits (6)	9,898	140	2.85%	13,605	140	2.07%
Investment securities (6)	38,764	711	3.70%	14,877	176	2.38%

Total earning assets and interest income	291,122	9,744	6.75%	203,329	6,062	6.00%

Non-interest earning assets:
Cash and due from banks	7,379			6,502
Premises and equipment	6,042			4,409
Other assets	2,207			1,613
Allowance for credit losses	(2,310)			(1,880)

Total assets	$304,440			$213,973

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$74,300	$475	1.29%	$67,410	$275	0.82%
Savings deposits	12,192	40	0.66%	10,656	26	0.49%
Time deposits $100,000 or more	56,098	781	2.81%	32,241	364	2.27%
Other time deposits	77,105	1,190	3.11%	50,972	628	2.48%
Short-term borrowings	—	—	—	153	1	1.31%
Long-term borrowings	1,287	33	5.17%	497	18	7.28%

Total interest bearing liabilities	220,982	2,519	2.30%	161,929	1,312	1.63%

Noninterest-bearing liabilities:

	Six Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
	(Dollars in thousands)
Demand deposits	44,739			34,534
Other liabilities	1,288			789
Stockholders’ equity	37,431			16,721

Total liabilities and stockholders’ equity	$304,440			$213,973

Net Interest Spread (7)			4.45%			4.37%

Net interest income/margin (8)		$7,225	5.00%		$4,750	4.70%

(1)	Average balances are obtained from the best available daily data.

(2)	Annualized.

(3)	Loans are gross of allowance for credit losses but after unearned fees.

(4)	Non-accruing loans are included in the average balances.

(5)	Interest income includes loan fees of $22,000, $115,000, $82,000 and $237,000 for the three and six months ended June, 2005 and 2004, respectively.

(6)	All investments are taxable.

(7)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
Interest Income. For the three months ended June 30, 2005, interest income increased $2.0 million or 63%, primarily due to an increase of $1.7 million or 55% in loan interest income as compared to the same period in 2004. This increase is the result of an increase of $72 million or 43% in average loans receivable. The average yield on these loans increased, from 7.28% for the three months ended June 30, 2004 to 7.87% for the same period in 2005. Interest income on all other investments increased by $366,000 or 188%. The average yield for these investments increased 1.69%, from 1.71% for the three months ended June 30, 2004 to 3.40% for the same period in 2005. Larger investment portfolio and a rising rate environment contributed to the increase in investment income as well as investment yield for the quarter ended June 30, 2005 as compared to the same period in 2004.
Interest income totaled $9.7 million for the six months ended June 30, 2005 as compared to $6.1 million for the same period in 2004, an increase of $3.7 million or 61%. Of the $3.7 million increase, $3.0 million came from loan interest income, a 53% increase from prior year for the comparable period. The average loans receivable for the first half of 2005 was $225 million as compared to $159 million for the first half of 2004. This represents an increase of $66 million or 41% from 2004. The average yield on these loans increased, from 7.18% for the six months ended June 30, 2004 to 7.77% for the same period in 2005. Interest income on all other investments for the six months increased by $697,000 or 177%. The average yield for these investments increased 1.52%, from 1.78% for the six months ended June 30, 2004 to 3.30% for the same period in 2005. Larger investment portfolio and a rising rate environment contributed to the increase in investment income as well as investment yield for the six months ended June 30, 2005 as compared to the same period in 2004.
Interest Expense. For the three months ended June 30, 2005, total interest expense increased $761,000 or 114% as compared to the same period last year. This increase is primarily due to an increase in the average deposit balances as well as the cost of those deposits. Average deposits increased $64 million or 39%, from $167 million for the three months ended June 30, 2004 to $231 million for the same period in 2005. The total cost of funds increased 0.85%, from 1.61% for the quarter ended June 30, 2004 to 2.46% for the same period in 2005. This increase is due to the current rising rate environment.
For the six months ended June 30, 2005, total interest expense was $2.5 million as compared to $1.3 million for the same period in 2004, an increase of $1.2 million or 92%. As with the quarter, the increase is primarily due to higher average deposit balances and higher interest rates on those deposits. For the first half of 2005, average deposits increased $59 million or 37% to $220 million as compared to $161 million for the comparable period in 2004. The total cost of funds increased 0.67%, from 1.63% for the six months ended June 30, 2004 to 2.30% for the same period in 2005.

Provision for Loan Losses. The provision for loan losses totaled $229,000 for the three months ended June 30, 2005 as compared to $281,000 for the same period in 2004. Net recoveries for the second quarter 2005 were $20,000 as compared to net charge-offs of $209,000 for the second quarter 2004. Management feels that their evaluations and estimations were reasonable for determining the provision, and the allowance for loan losses is deemed to be adequate as of June 30, 2005. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.
For the six months ended June 30, 2005, the provision for loan losses was $280,000 as compared to $386,000 for the same period last year. Net recoveries for the first half 2005 were $110,000 as compared to net charge-offs of $9,000 for the first half 2004. Net recoveries for the first half of 2004 included $320,000 received from the equipment lease loan that was charged off for $1.3 million due to an alleged fraud in 2002 (see Note 7 to the Consolidated Financial Statements for more details).
The following table sets forth the activity in allowance for loan losses for the periods indicated.

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$2,248	$1,761	$2,113	$1,457

Charge-offs:
Construction, land and land development loans	—	(169)	—	(169)
Commercial real estate loans	—	(150)	—	(150)
Commercial and industrial loans	—	—	—	(100)
Other loans	—	(8)	—	(8)

Total charge-offs	—	(327)	—	(427)

Recoveries:
Commercial real estate loans	—	2	—	2
Commercial and industrial loans	20	116	110	416

Total recoveries	20	118	110	418

Net (charge-offs)/recoveries	20	(209)	110	(9)

Additions charge to operations	229	281	280	386
Unfunded commitment reserve adjustments (1)	—	55	(6)	54

Balance at end of period	$2,497	$1,888	$2,497	$1,888

Allowance for loan losses as a percent of total loans	1.01%	1.08%	1.01%	1.08%

Ratio of net charge-offs/(recoveries) to average loans — annualized	(0.03)%	0.50%	(0.10)%	0.01%

(1)	Unfunded commitments reserve included in other liabilities was $80,000 at June 30, 2005 and $52,000 at June 30, 2004.

Non-Interest Income. Non-interest income was $62,000 for the three months ended June 30, 2005, as compared to $61,000 for the same period in 2004. For the six months ended June 30, 2005, non-interest income totaled $137,000 as compared to $162,000 for the comparable period in 2004. The decrease of $25,000 for the six-month period was due primarily to lower aggregate service charges on deposit accounts.
The following table sets forth information regarding noninterest income for the periods shown.

	Noninterest Income		Noninterest Income
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Banking and service charge fees	$46	$64	$102	$139
Gain on sale of securities	—	(11)	—	3
Other income	16	8	35	20

Total noninterest income	$62	$61	$137	$162

Non-Interest Expense. Non-interest expense increased $253,000 or 19%, from $1.3 million for the three months ended June 30, 2004 to $1.6 million for the same period in 2005. For the six months ended June 30, 2005, Non-interest expense was $3.3 million as compared to $2.5 million for the same period in 2004. This represents an increase of $763,000 or 30% from the comparable period in 2004. The increase for the quarter and the six-month period was primarily a result of increased compensation and employee benefits costs due to increasing staff levels, higher professional fees associated with being a publicly traded company, higher data processing expenses due to increased number of customers’ accounts and transactions being processed, and higher marketing and advertising costs. Legal, professional and consulting fees showed a credit of $2,000 for the quarter ended June 30, 2005 due to a year-to-date adjustment of the accrual estimate associated SOX 404 and loan review costs. For the quarter ended June 30, 2005, non-interest expense as a percentage of average earning assets on an annualized basis was 2.03% as compared to 2.43% for the same period in 2004. For the six-month period, non-interest expense as a percentage of average earning assets on an annualized basis was 2.26% as compared to 2.49% for the comparable period in 2004. The Company also achieved an efficiency ratio of 40% and 45% for the three and six months ended June 30, 2005 as compared to 49% and 52% for the same period in 2004, respectively. The efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities. Lower efficiency ratio is good. Due to the planned occupation of the Company’s new headquarters and the 4th branch in the third quarter of 2005 and the potential opening of the 5th branch in the fourth quarter of 2005, the efficiency ratio may increase from the current level. Full time equivalent employees at June 30, 2005 were 53 as compared to 47 at June 30, 2004. This represents an increase of 6 FTEs or 13%.
The following tables set forth information regarding noninterest expenses for the periods shown.

	Noninterest Expense
	For the Three Months
	Ended June 30,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$906	$741
Occupancy and equipment	153	131
Data processing	107	86
Outside services	56	59
Director fees	53	20
Office supplies & printing	47	45

	Noninterest Expense
	For the Three Months
	Ended June 30,
	2005	2004
	(Dollars in thousands)
Telephone	46	38
Federal Reserve Bank & correspondent bank fees	26	26
Advertising and public relations	24	46
Legal, professional and consulting	(2)	47
Other	138	62

Total noninterest expense	$1,554	$1,301

As a % of average earning assets — annualized	2.03%	2.43%

Efficiency Ratio	39.70%	49.24%

Average earning assets	$306,613	$213,961

	Noninterest Expense
	For the Six Months
	Ended June 30,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$1,807	$1,431
Occupancy and equipment	324	276
Data processing	210	161
Outside services	121	116
Office supplies & printing	117	79
Legal, professional and consulting	110	82
Director fees	104	44
Telephone	92	72
Advertising and public relations	70	74
Federal Reserve Bank & correspondent bank fees	51	57
Other	289	140

Total noninterest expense	$3,295	$2,532

As a % of average earning assets — annualized	2.26%	2.49%

Efficiency Ratio	44.76%	51.58%

Average earning assets	$291,122	$203,329
Liquidity and Capital Resources
The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, and maturing securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2005, cash and cash equivalents and interest-bearing deposits at other financial institutions totaled $41 million or 12% of total assets, and investment securities available for sale that are not currently being pledged as collateral totaled $22 million or 7% of total assets, for a total of $63 million in liquid assets.
The Company’s liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the six months ended June 30, 2005 net cash provided by operating activities was $3.3 million, as compared to net cash provided by operating activities of $1.7 million for the same period of 2004. This variance from the prior period was due primarily to an increase in net income as well as increases in interest payable and other liabilities.
The Company’s primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities and interest-bearing deposits at other financial institutions. For the six months ended June 30, 2005, total net loans increased by $50 million or 25% from December 31, 2004. Investment securities and interest-bearing deposits, however, remained at $46 million at June 30, 2005, same as December 31, 2004.
Net cash used in all investing activities was $54 million and $30 million for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 the Company had outstanding loan commitments of approximately $78 million and outstanding letters of credit of approximately $1 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments through its own liquid assets and borrowing capability from the Federal Home Loan Bank of San Francisco.
Net cash provided by financing activities has been impacted significantly by increases in deposit levels, especially time deposits during the first half of 2005. For the six months ended June 30, 2005, total deposits increased by $43 million or 18% while time deposits increased by $35 million or 31% from December 31, 2004. During the quarter ended June 30, 2005, the Company also borrowed $15 million from the Federal Home Loan Bank of San Francisco (FHLB) at a rate of 4.07% with a maturity date of June 23, 2008 and collateralized by securities with a carrying value of $16 million.
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
As of June 30, 2005, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. The following tables reflect the Company’s and the Bank’s actual levels of regulatory capital as of June 30, 2005. Also included are the applicable minimum regulatory capital requirements together with the regulatory capital requirements to be deemed “well capitalized”, pursuant to the prompt corrective action requirements.

	Valley Bancorp’s Capital Ratios At June 30, 2005
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	$39,086	12.21%	$12,802	4.00%	n/a	n/a
Tier 1 capital to risk weighted assets (1)	39,086	13.93%	11,220	4.00%	n/a	n/a
Total capital to risk weighted assets (1)	41,663	14.85%	22,441	8.00%	n/a	n/a

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $320.1 million. Risk-based capital ratios are computed as a percentage of risk-weighted assets of $280.5 million.

(2)	See “Supervision and Regulation — Capital Adequacy — Prompt Corrective Action.”

	Valley Bank’s Capital Ratios At June 30, 2005
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	$37,001	11.62%	$12,736	4.00%	$15,920	5.00%
Tier 1 capital to risk weighted assets (1)	37,001	13.21%	11,208	4.00%	16,812	6.00%
Total capital to risk weighted assets (1)	39,578	14.12%	22,416	8.00%	28,020	10.00%

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $318.4 million. Risk-based capital ratios are computed as a percentage of risk-weighted assets of $280.2 million.

(2)	See “Supervision and Regulation — Capital Adequacy — Prompt Corrective Action.”
At June 30, 2005, the Company had off-balance sheet loan commitments of approximately $79 million. Of this amount, the unused portion of lines of credit extended by the Company was approximately $78 million and $1 million for standby letters of credit. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

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
Interest rate risk is managed in accordance with policies approved by the Company’s Board of Directors. Management formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, management considers the impact on earnings and capital of the current interest rate outlook, potential changes in interest rates, regional economy, liquidity, business strategies and other factors. Management meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market value of assets and liabilities, unrealized gains and losses, purchase and sales activities, commitments to originate loans and the maturities of investments. Management uses an analysis of relationships between interest-earning assets and interest-bearing liabilities to manage interest rate risk.
The following table presents the Company’s repricing gap at June 30, 2005. The table indicates that at June 30, 2005 the Company was liability sensitive up to twelve months. This would indicate a decrease in earnings in a rising rate environment.

	At June 30,2005
		More Than
	Within	One Year
	Twelve	to Five	Over Five
	Months	Years	Years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Interest-bearing deposits at other financial institutions	$7,776	$198	—	$7,974
Fed funds sold	27,770	—	—	27,770
Securities — all available for sale	4,955	27,481	5,956	38,392
Construction and land development loans	109,400	7,007	—	116,407

	At June 30,2005
		More Than
	Within	One Year
	Twelve	to Five	Over Five
	Months	Years	Years	Total
	(Dollars in thousands)
Commercial real estate loans	21,803	63,921	—	85,724
Commercial and industrial loans	26,563	11,705	91	38,359
Other loans	6,072	2,463	—	8,535

Total Rate-Sensitive Assets	204,339	112,775	6,047	323,161

Rate-Sensitive Liabilities:
Interest-bearing demand deposits	78,738	—	—	78,738
Savings deposits	11,667	—	—	11,667
Time deposits	141,997	2,431	—	144,428
Long-term debt	43	15,206	197	15,446

Total Rate-Sensitive Liabilities	$232,445	$17,637	$197	$250,279

Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(28,106)	$95,138	$5,850

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(28,106)	$67,032	$72,882

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities as a percentage of total assets	(8.40)%	20.02%	21.77%

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
As a result of the limitations inherent in gap analysis, the Company also uses the “FinServ” asset liability management model, a proprietary dynamic system that incorporates data regarding the Company’s loans, investments, deposits and borrowings into an interest sensitivity analysis designed for financial institutions. This analysis measures interest rate risk by computing changes in net interest income and net interest margin in the event of assumed changes in interest rates. The analysis assesses the effect on net interest income and net interest margin in the event of an increase or a decrease in interest rates, assuming that such increase or decrease occurs ratably over the next 12 months and remains constant over the subsequent 12 months. The Company’s sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Federal Funds rate as measured by this model as of June 30, 2005 is as follows:

Increase in	Net Interest Change		Decrease in	Net Interest Change
Interest Rates	$	%	Interest Rates	$	%
	(Dollars in thousands)
+1.00%	$446	3%	-1.00%	$(510)	(3)%
+2.00%	$919	5%	-2.00%	$(1,089)	(6)%
+3.00%	$1,420	8%	-3.00%	$(1,736)	(10)%
Accordingly, a rise of 1.00% in interest rates would result in an increase in our net interest income of $446,000, while a decline of 1.00% in interest rates would result in a decrease of $510,000 in our net interest income, in each case over the 12 months following June 30, 2005.
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
Changes in Internal Controls
In the quarter ended June 30, 2005, the Company did not make any significant changes in, or take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Shareholders Meeting was held on Tuesday, April 19, 2005 at 2:00pm. Total shares outstanding amounted to 2,790,748. A total of 2,386,617 shares (85.52%) were represented by shareholders in attendance at the meeting or by proxy.

(b)	Directors elected at the meeting were: Barry L. Hulin, Thomas J. Krob and James A. McKellar to serve as directors for 3-year terms.

Continuing directors are: George A. Brizendine, Don Hamilton, William F. Snyder, Mary Hausch, Dick Rottman, Dan H. Stewart and Gary Vause.

The voting results were:

	Votes Cast
	For	Withheld	Total
Barry L. Hulin	2,356,817	29,800	2,386,617
Thomas J. Krob	2,352,902	33,715	2,386,617
James A. McKellar	2,350,254	36,363	2,386,617
(c)	A proposal amending the Valley Bancorp Employee Stock Option Plan was approved to (i) extend the term of the Plan by 10 years (to March 23, 2015), (ii) to increase the number of shares available for grant under the Plan by 100,000 (to 310,000), and (iii) to provide for the grant of restricted stock awards.

The voting results were:

Votes Cast
			Broker
For	Against	Abstain	Non-Votes	Total
1,523,739	92,932	9,960	759,986	2 ,386,617
(d)	N/A
Item 5. Other Information
     None.

Item 6. Exhibits
31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY BANCORP
Date: August 10, 2005	By:	/s/ Barry L. Hulin
Barry L. Hulin
President and Chief Executive Officer

Date: August 10, 2005	By:	/s/ Dick Holtzclaw
Dick Holtzclaw
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)