Form 10-Q
period 2005-09-30
Valley Bancorp
filed 2005-11-08
CIK 1295334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                     to
Commission File Number: 000-50950
VALLEY BANCORP
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0493760

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

1300 S. Jones Blvd., Las Vegas, NV	89146

(Address of Principal Executive Offices)	(Zip Code)
(702) 821-4100

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock Issued and Outstanding: 2,824,901 shares as of October 31, 2005.

VALLEY BANCORP
Form 10-Q Q3 ’05

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
Valley Bancorp And Subsidiary
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$5,747,428	$8,054,489
Federal funds sold	29,285,000	17,850,000

Cash and cash equivalents	35,032,428	25,904,489

Interest-bearing deposits at other financial institutions	8,094,750	9,244,160
Securities available for sale at fair value	37,445,215	36,412,828
Investment in Federal Home Loan Bank Stock, at cost	799,000	—
Loans, net of allowance for loan losses of $2,840,668 and $2,113,188, respectively	282,480,400	196,156,715
Loans held for sale	—	163,829
Premises and equipment, net	7,022,675	4,382,860
Accrued interest receivable	1,498,426	863,912
Deferred taxes, net	488,756	189,391
Other assets	321,658	387,180

Total assets	$373,183,308	$273,705,364

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$50,114,116	$42,664,063
Interest bearing:
Demand	80,297,872	70,228,073
Savings	11,346,135	13,411,583
Time, $100,000 and over	79,257,315	44,241,115
Other time	94,610,048	65,666,600

Total deposits	315,625,486	236,211,434
Accrued interest payable and other liabilities	1,812,708	772,976
Long-term debt	15,436,038	466,845

Total liabilities	332,874,232	237,451,255

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.73 par value; 10,000,000 shares authorized; 2,824,901 shares issued and outstanding as of September 30, 2005 and 2,790,748 shares issued and outstanding as of December 31, 2004	2,062,178	2,037,246
Additional paid-in capital	30,052,445	29,616,955
Retained earnings	8,636,666	4,687,220
Accumulated other comprehensive loss	(442,213)	(87,312)

Total stockholders’ equity	40,309,076	36,254,109

Total liabilities and stockholders’ equity	$373,183,308	$273,705,364

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Income (Unaudited)

	Three Months Ended September 30,
	2005	2004
Interest income on:
Loans, including fees	$5,540,998	$3,279,449
Securities available for sale	351,887	81,900
Other	305,959	112,688

Total interest income	6,198,844	3,474,037

Interest expense on:
Deposits	1,679,563	662,783
Long-term debt and other borrowed funds	164,297	7,080

Total interest expense	1,843,860	669,863

Net interest income	4,354,984	2,804,174
Provision for loan losses	324,000	120,000

Net interest income after provision for loan losses	4,030,984	2,684,174

Other income:
Service charges on deposit accounts	48,020	63,311
Net loss on sale of available for sale securities	—	(9,156)
Other	18,174	8,760

	66,194	62,915

Other expense:
Salaries and employee benefits	954,655	833,322
Occupancy	111,126	97,441
Data processing	110,865	90,215
Equipment rentals, depreciation and maintenance	108,746	58,802
Legal, professional and consulting	101,408	64,126
Office supplies & printing	76,310	24,568
Advertising and public relations	62,525	16,875
Outside services	58,872	68,518
Telephone	53,163	41,609
Director fees	45,650	31,600
Federal Reserve Bank & correspondent bank fees	24,167	27,951
Other	184,910	59,307

	1,892,397	1,414,334

Income before income taxes	2,204,781	1,332,755
Income tax expense	751,426	454,116

Net income	$1,453,355	$878,639

Comprehensive income	$1,216,227	$951,920

Earnings per share:
Basic	$0.51	$0.48
Diluted	$0.49	$0.47
See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Income (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Interest income on:
Loans, including fees	$14,193,583	$8,947,101
Securities available for sale	1,062,959	258,009

Other	686,009	330,387

Total interest income	15,942,551	9,535,497

Interest expense on:
Deposits	4,165,203	1,955,327
Long-term debt and other borrowed funds	197,640	26,354

Total interest expense	4,362,843	1,981,681

Net interest income	11,579,708	7,553,816
Provision for loan losses	604,000	506,000

Net interest income after provision for loan losses	10,975,708	7,047,816

Other income:
Service charges on deposit accounts	149,512	204,152
Net loss on sale of available for sale securities	—	(6,155)
Other	53,417	26,505

	202,929	224,502

Other expense:
Salaries and employee benefits	2,761,637	2,264,518
Data processing	321,253	251,372
Occupancy	281,917	251,435
Equipment rentals, depreciation and maintenance	261,444	180,526
Legal, professional and consulting	211,327	146,400
Office supplies & printing	193,594	103,270
Outside services	179,610	184,439
Director fees	149,700	75,875
Telephone	145,231	113,579
Advertising and public relations	132,551	90,951
Federal Reserve Bank & correspondent bank fees	75,153	85,269
Other	473,775	198,581

	5,187,192	3,946,215

Income before income taxes	5,991,445	3,326,103
Income tax expense	2,041,999	1,134,383

Net income	$3,949,446	$2,191,720

Comprehensive income	$3,594,545	$2,119,770

Earnings per share:
Basic	$1.41	$1.25
Diluted	$1.34	$1.20
See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$3,949,446	$2,191,720
Adjustments to reconcile net income to net cash provided by operating activities Depreciation of premises and equipment	284,462	212,818
Loss on sale of other real estate owned	—	7,547
Loss on sale of securities available for sale	—	6,155
Deferred taxes	(116,537)	(113,748)
Tax benefit resulting from the exercise of nonqualified stock options	152,475	—
Net accretion/amortization of investment discount/premium	(5,061)	(81,847)
Provision for loan losses	604,000	506,000
Increase in accrued interest receivable	(634,514)	(77,547)
(Increase) decrease in other assets	65,522	(155,776)
Increase in accrued interest payable and other liabilities	1,039,732	431,093

Net cash provided by operating activities	5,339,525	2,926,415

Cash Flows from Investing Activities:
Net increase in loans	(86,763,856)	(53,836,733)
Net decrease in interest bearing deposits at other financial institutions	1,149,410	5,362,238
Purchase of securities available for sale	(3,034,632)	(10,024,292)
Proceeds from the maturities of securities available for sale	1,469,576	2,081,365
Proceeds from the sale of securities available for sale	—	14,078,675
Proceeds from the sale of other real estate	—	220,626
Investment in Federal Home Loan Bank Stock	(799,000)	—
Purchase of premises and equipment	(2,924,276)	(79,506)

Net cash used in investing activities	(90,902,778)	(42,197,627)

Cash Flows from Financing Activities:
Net increase in deposits	79,414,052	44,619,050
Principal payments on notes payable	(30,807)	(28,693)
Proceeds from FHLB borrowings	15,000,000	—
Proceeds from issuance of common stock	—	17,123,882
Proceeds from stock options exercised	307,947	—

Net cash provided by financing activities	94,691,192	61,714,239

Increase in cash and cash equivalents	9,127,939	22,443,027
Cash and cash equivalents, beginning of period	25,904,489	13,826,928

Cash and cash equivalents, end of period	$35,032,428	$36,269,955

See Notes to Consolidated Financial Statements.

Valley Bancorp
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business and Basis of Presentation
Valley Bancorp is a bank holding company whose primary subsidiary, Valley Bank, is a Nevada State chartered bank that provides a full range of banking services to commercial and consumer customers through four branches located in Las Vegas, Henderson and Pahrump, Nevada. These entities are collectively referred to herein as the Company. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment.
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
The information as of and for the periods ended September 30, 2005 and 2004 has not been audited and is presented in a condensed format which does not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a recurring nature unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be anticipated for the full year ending December 31, 2005. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K. Condensed financial information as of December 31, 2004 has been presented next to the interim consolidated balance sheet for informational purposes. A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes in the capital structure of the Company during the nine months ended September 30, 2005.
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
Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income applicable to common stock	$1,453,355	$878,639	$3,949,446	$2,191,720

Average number of common shares outstanding	2,822,814	1,817,978	2,804,054	1,756,650
Effect of dilutive options	140,639	70,358	151,612	63,120
Average number of common shares outstanding used to calculate diluted earnings per common share	2,963,453	1,888,336	2,955,666	1,819,770

Basic EPS	$0.51	$0.48	$1.41	$1.25
Diluted EPS	$0.49	$0.47	$1.34	$1.20

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income As Reported	$1,453,355	$878,639	$3,949,446	$2,191,720
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net Of Related Tax Effects	(18,355)	(15,639)	(53,446)	(46,720)

Proforma net income	$1,435,000	$863,000	$3,896,000	$2,145,000

Basic earnings per share — As reported	$0.51	$0.48	$1.41	$1.25
Basic earnings per share — Pro forma	$0.51	$0.47	$1.39	$1.22

Diluted earnings per share — As reported	$0.49	$0.47	$1.34	$1.20
Diluted earnings per share — Pro forma	$0.48	$0.46	$1.32	$1.18
4. Loans
The composition of the Company’s loan portfolio was as follows:

	At September 30,	At December 31,
	2005	2004
Commercial and industrial	$27,485,127	$31,726,393
Real Estate:
Commercial	94,063,229	90,454,931
Construction, raw land and land development	157,142,230	70,928,073
Residential	6,343,119	4,520,612
Consumer	1,365,621	1,404,676

	286,399,326	199,034,685

Deduct:
Unearned net loan fees	(1,078,258)	(764,782)
Allowance for loan losses	(2,840,668)	(2,113,188)

Net loans	$282,480,400	$196,156,715

Impaired and nonaccrual loans were approximately $145,000 and $170,000 as of September 30, 2005 and December 31, 2004, respectively. Net recoveries for the nine months ended September 30, 2005 and 2004 were $130,000 and $20,000, respectively.

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
A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of September 30, 2005 and December 31, 2004 is as follows:

	At September 30,	At December 31,
	2005	2004
Commitments to extend credit, of which approximately $4,030,000 and $6,237,000 are unsecured at September 30, 2005 and December 31, 2004, respectively	$97,245,000	$66,506,000
Standby letters of credit, of which approximately $25,000 and $275,000 are unsecured at September 30, 2005 and December 31, 2004, respectively	3,125,000	1,639,000

	$100,370,000	$68,145,000

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
Lease commitments
In 2001, the Company entered into a non-cancelable operating lease with respect to its Pahrump branch office, expiring in five years. The lease includes two renewal option periods of five years each. The agreement requires monthly rental payments of approximately $7,120 for the first year with an escalation clause for subsequent years. At September 30, 2005, the future lease payments due under this lease commitment totaled approximately $39,000.
In 2005, the Company entered into another non-cancelable operating lease expiring in ten years. The Company will open an additional branch in the leased space. The lease includes one renewal option period of five years. The agreement requires monthly rental payments of approximately $3,813 for the first year with an escalation clause for subsequent years. At September 30, 2005, the future minimum lease payments due under this lease commitment totaled approximately $528,000.
Financial instruments with concentrations of credit risk
Concentration by geographic location
The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At September 30, 2005 and December 31, 2004, real estate loans accounted for approximately 90% and 83%, respectively of the total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Approximately 3% of the Company’s loan portfolio was unsecured at September 30, 2005 and December 31, 2004.
A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area.
Employment and severance agreements
The Company initially entered into a three-year employment agreement with its president commencing on March 22, 2000. In the event the Company terminates the employment of the president without cause, or upon change in control of the Company, the Company may be liable for a payment as outlined in the employment agreement. The employment agreement was amended in October 2002 to extend the agreement for an additional 3 years, through March 2006. The employment agreement was amended again in May 2004 to extend the agreement for an additional 3 years, through March 2009. In addition, the Company has severance agreements with two executive officers, whereby upon change in control of the Company, the Company may be liable for a payment as outlined in the severance agreements.
6. Reclassifications
The reserve for unfunded commitments of approximately $88,000 at March 31, 2005 and $82,000 at December 31, 2004 has been reclassified from the allowance for loan losses to the other liability category on the consolidated balance sheets for the respective period pursuant AICPA Statement of Position 01-6 “Accounting by Certain Entities that Lend to or Finance the Activities of Others”. There was no change to previously reported net income or stockholders’ equity as a result of this reclassification.

7. Long-term Debt
The Company has a commitment from the Federal Home Loan Bank of San Francisco (FHLB) for advances. Borrowing capacity is determined based on collateral pledged, generally consisting of loans and securities, at the time of the advance. During the quarter ended June 30, 2005, the Company took a $15 million advance, with a maturity date of June 23, 2008 at a rate of 4.07%, secured by securities with a carrying value of $15,719,000 as of September 30, 2005. Advances from the FHLB at September 30, 2005 and December 31, 2004 were $15,000,000 and $0, respectively.
In October 2002, the Company purchased a building for $1,240,000. In connection with the agreement, the Company assumed a promissory note from the seller for approximately $550,000. The note is secured by the property and guaranteed by the seller. The note is due in monthly installments of approximately $6,100, including interest at 7.13% through July 2013. The Company is subject to a prepayment penalty if the note is paid in full prior to April 2013. The outstanding balance was approximately $436,000 and $447,000 at September 30, 2005 and December 31, 2004, respectively.
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
The Statement is effective at the beginning of the first quarter of 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost will be recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of awards granted subsequent to the completion of our IPO and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under FAS 123.
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
Overview of Operating Results for the Three and Nine Months Ended September 30, 2005 and 2004
Net income increased from $879,000 or $0.47 per diluted share for the quarter ended September 30, 2004 to $1,453,000 or $0.49 per diluted share for the quarter ended September 30, 2005. This represents an increase of 65% in net income from prior period. The increase was primarily the result of higher interest income from loans and other earning assets due to increased outstanding totals as well as an improved efficiency ratio. The efficiency ratio for the quarter, which represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities, has improved, decreasing to 42.8% for the quarter ended September 30, 2005 as compared to 49.2% for the quarter ended September 30, 2004. For the quarter, weighted average shares outstanding on a fully diluted basis at September 30, 2005 were 2,963,453 shares as compared to 1,888,336 shares at September 30, 2004. This represents an increase of 1,075,117 shares or 57% and was due primarily to the successful completion of the Company’s Initial Public Offering that closed on September 28, 2004.
For the nine months ended September 30, 2005, net income totaled $3.9 million as compared to $2.2 million for the nine months ended September 30, 2004. This represents an increase of $1.7 million or 80% from prior period. Improved earnings can be attributed to the same factors as discussed in the above paragraph and are discussed in further detail below.
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
Although the Company believes the levels of the allowance as of September 30, 2005 were adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
Comparison of Financial Condition at September 30, 2005 and December 31, 2004
Total Assets. Total assets increased $99 million or 36%, from $274 million at December 31, 2004 to $373 million at September 30, 2005. This overall increase reflects primarily an $86 million or 44% increase in net loans receivable and a $9 million or 35% increase in cash and cash equivalents. Fixed assets also increased by $3 million or 60% due to a purchase of the new headquarters for the Company that was occupied in the third quarter of 2005. The increase in net loans receivable is due primarily to an $86 million increase in construction and land lending and a $4 million increase in commercial real estate loans, offset by a $4 million decrease in commercial and industrial loans. Federal funds sold increased $11 million from December 31, 2004 to September 30, 2005 to accommodate the loan funding needs as well as the liquidity needs for the next 30-45 days.
The Company’s commercial loan growth was centered in commercial real estate loans, specifically in construction of commercial retail, industrial, and office properties. Additionally, the Las Vegas real estate market drove an increase in land and land development loans.
The following table sets forth the composition of our loan portfolio by the type of loan at the dates indicated:

	At September 30, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Construction, raw land and land development loans	$157,142	54.87%	$70,928	35.63%
Commercial real estate loans	94,063	32.84%	90,455	45.45%
Commercial and industrial loans	27,485	9.60%	31,726	15.94%
Other loans	7,709	2.69%	5,926	2.98%

Total loans	286,399	100.00%	199,035	100.00%

Allowance for loan losses	(2,841)		(2,113)
Unearned net loan fees	(1,078)		(765)

Net loans	$282,480		$196,157

The following table sets forth the composition of the securities portfolio at the periods indicated. The securities are shown at fair value and unrealized gains and losses are excluded from earnings and are reported net of deferred taxes in accumulated other comprehensive income as a component of stockholders’ equity.

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
US Government agency securities	$29,496	$29,863
Mortgage backed securities	6,457	4,625
Collateralized mortgage obligations	1,492	1,925

Total	$37,445	$36,413

Deposits. Total deposits increased $79 million or 34%, from $236 million at December 31, 2004 to $316 million at September 30, 2005. Non-interest-bearing deposits increased $7 million or 17%, primarily due to an increase in business demand deposit accounts. Interest-bearing deposits increased $72 million or 37%, primarily due to a $64 million or 58% increase in time deposits, a $12 million or 23% increase in money market accounts, and a $4 million or 13% decrease in savings and NOW accounts. The significant increase in time deposits was due to the promotion that was run during the nine months of 2005 to generate the funds needed for loan originations. Transaction accounts, which include both interest-bearing and non-interest-bearing accounts, increased $16 million or 12%, from $126 million at December 31, 2004 to $142 million at September 30, 2005. The increase in business demand deposits and business money market accounts is due to increased business relationships and marketing efforts focused on gaining and retaining core deposit accounts.
The following table reflects deposit ending balances by category as of the dates indicated.

	At September 30, 2005		At December 31, 2004
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
	(Dollars in thousands)
Transaction accounts:
Savings accounts	$11,346	3.59%	$13,411	5.68%
Money market deposit accounts	64,121	20.32%	52,126	22.07%
NOW accounts	16,177	5.13%	18,102	7.66%
Noninterest-bearing demand accounts	50,114	15.87%	42,664	18.06%

Total transaction accounts	141,758	44.91%	126,303	53.47%

Time Deposits:
$100,000 and over	79,257	25.11%	44,241	18.73%
Other time	94,610	29.98%	65,667	27.80%

Total time deposits	173,867	55.09%	109,908	46.53%

Total Deposits	$315,625	100.00%	$236,211	100.00%

Stockholders’ Equity. Stockholders’ equity increased from $36.3 million at December 31, 2004 to $40.3 million at September 30, 2005. This increase was primarily due to the $4.0 million net income earned during the nine months of 2005 offset by an increase in unrealized losses on available for sale securities of approximately $355,000. Additionally, proceeds and tax benefits associated with stock options exercised by employees and directors during the nine months of 2005 also added approximately $460,000 to the stockholders’ equity.

Non-Performing Assets. The Company had two non-accrual loans totaling approximately $145,000 and one loan of approximately $11,000 that was past due 90 days or more as of September 30, 2005. Management increased the allowance for loan losses $727,000, or 34%, from $2.1 million at December 31, 2004 to $2.8 million at September 30, 2005 primarily due to the growth in loans. The allowance for loan losses reflected the current risk in the loan portfolio and represented about 1.0% of total loans as of September 30, 2005.
The following table sets forth information concerning the allocation of allowance for loan losses by loan category at the dates, indicated.

	At September 30, 2005		At December 31, 2004
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Construction, raw land and land development loans	$677	54.87%	$809	35.63%
Commercial real estate loans	690	32.84%	526	45.45%
Commercial and industrial loans	1,377	9.60%	720	15.94%
Other loans	97	2.69%	58	2.98%

Total	$2,841	100.00%	$2,113	100.00%

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2005 and 2004.
Net Income. Net income was $1,453,000 for the three months ended September 30, 2005 as compared to $879,000 for the same period in 2004. This represents an increase of $574,000 or 65%. Diluted earnings per share increased 4%, from $0.47 for the three months ended September 30, 2004 to $0.49 for the same period in 2005. Return on average assets increased from 1.51% for the quarter ended September 30, 2004 to 1.63% for the same period in 2005. Return on average equity, however, decreased, from 19.47% for the quarter ended September 30, 2004 to 14.51% for the same period in 2005 due to a higher average equity balance during the quarter resulting from the successful completion of the Initial Public Offering that closed on September 28, 2004. Higher net income for the quarter was due to expanded loan portfolio and earning assets and improved efficiency ratio.
For the nine months ended September 30, 2005, net income was $3.9 million or $1.34 per diluted share as compared to $2.2 million or $1.20 per diluted share for the same period in 2004. This represents an increase of $1.7 million or 77% in earnings from prior period. The improvement in the year-to-date earnings can be attributed to increased loan portfolio and earning assets, improved net interest margin, and expense control, which resulted in improved efficiency ratio. Return on average assets and return on average equity for the nine months of 2005 were 1.63% and 13.74% as compared to 1.32% and 16.82% for 2004, respectively. Lower ROE from the prior period was due again to a higher average equity balance during the period resulting from the successful completion of the Initial Public Offering that closed on September 28, 2004.
Net Interest Income. Net interest income increased $1.6 million or 55%, from $2.8 million for the three months ended September 30, 2004 to $4.4 million for the same period in 2005. The Company’s average interest-earning assets increased $122 million or 55%, exceeding the increase in average interest-bearing liabilities of $100 million or 60% for quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Interest rate spread for the same period decreased by 0.23% from 4.66% for the three months ended September 30, 2004 to 4.43% for the same period in 2005. Net interest margin also decreased slightly by 0.01%, from 5.05% for the quarter ended September 30, 2004 to 5.04% for the same period in 2005. The decreased interest rate spreads and margins are due primarily to higher interest rates being paid on interest-bearing deposits.
For the nine months ended September 30, 2005, net interest income totaled $11.6 million as compared to $7.6 million for the same period last year. This represents an increase of $4.0 million or 53% from 2004. The average earning assets for the nine months of 2005 increased $100 million or 48% to $309 million as compared to $209 million for the same period in 2004. The average interest-bearing liabilities for the nine months of 2005 increased $73 million or 44% to $237 million as compared to $164 million for the same period in 2004. Interest spread for the nine months of 2005 was 4.44% as compared to 4.46% for the nine months of 2004, a decrease of 0.02%. Net interest margin improved 0.20% to 5.02% for the nine months of 2005 from 4.82% for the same period in 2004. Improvement in the net interest margin versus prior year reflects the Company’s asset sensitive balance sheet in a rising interest rate environment.
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

	Three Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
	(Dollars in thousands)
Assets
Earning assets:
Loans (3) (4) (5)	$269,573	$5,541	8.15%	$181,289	$3,279	7.20%
Federal funds sold (6)	26,825	234	3.46%	17,274	60	1.38%
Interest bearing deposits (6)	7,566	66	3.46%	9,705	53	2.17%
Investment securities (6)	38,863	358	3.65%	12,761	82	2.56%

Total earning assets and interest income	342,827	6,199	7.17%	221,029	3,474	6.25%

Non-interest earning assets:
Cash and due from banks	7,455			8,218
Premises and equipment	6,713			4,358
Other assets	2,800			1,039
Allowance for credit losses	(2,666)			(2,015)

Total assets	$357,129			$232,629

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$86,387	$341	1.57%	$73,386	$182	0.99%
Savings deposits	11,341	41	1.43%	12,156	15	0.49%
Time deposits $100,000 or more	67,520	554	3.26%	31,405	172	2.18%
Other time deposits	86,456	743	3.41%	49,835	294	2.35%
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings	15,443	165	4.24%	483	7	5.77%

Total interest bearing liabilities	267,147	1,844	2.74%	167,265	670	1.59%

Noninterest-bearing liabilities:
Demand deposits	48,204			46,489
Other liabilities	1,723			816
Stockholders’ equity	40,055			18,059

Total liabilities and stockholders’ equity	$357,129			$232,629

Net Interest Spread (7)			4.43%			4.66%

Net interest income/margin (8)		$4,355	5.04%		$2,804	5.05%

(1)	Average balances are obtained from the best available daily data.

(2)	Annualized.

(3)	Loans are gross of allowance for credit losses but after unearned fees.

(4)	Non-accruing loans are included in the average balances.

(5)	Interest income includes loan fees of $24,000 and $82,000 for the three months ended September, 2005 and 2004, respectively.

(6)	All investments are taxable.

(7)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
	(Dollars in thousands)
Assets
Earning assets:
Loans (3) (4) (5)	$239,703	$14,194	7.92%	$166,350	$8,947	7.18%
Federal funds sold (6)	20,934	474	3.03%	16,460	138	1.12%
Interest bearing deposits (6)	9,096	206	3.03%	12,444	193	2.07%
Investment securities (6)	38,814	1,069	3.68%	14,166	258	2.43%

Total earning assets and interest income	308,547	15,943	6.91%	209,420	9,536	6.08%

Non-interest earning assets:
Cash and due from banks	7,404			7,684
Premises and equipment	6,268			4,392
Other assets	2,408			1,058
Allowance for credit losses	(2,430)			(1,925)

Total assets	$322,197			$220,629

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$78,373	$816	1.39%	$69,417	$457	0.88%
Savings deposits	11,905	81	0.91%	11,159	41	0.49%
Time deposits $100,000 or more	59,948	1,335	2.98%	31,960	536	2.24%
Other time deposits	80,256	1,933	3.22%	50,590	921	2.43%
Short-term borrowings	—	—	—	102	1	1.31%
Long-term borrowings	6,057	198	4.37%	492	26	7.06%

Total interest bearing liabilities	236,539	4,363	2.47%	163,720	1,982	1.62%

Noninterest-bearing liabilities:
Demand deposits	45,907			38,716
Other liabilities	1,436			822
Stockholders’ equity	38,315			17,371

Total liabilities and stockholders’ equity	$322,197			$220,629

Net Interest Spread (7)			4.44%			4.46%

Net interest income/margin (8)		$11,580	5.02%		$7,554	4.82%

(1)	Average balances are obtained from the best available daily data.

(2)	Annualized.

(3)	Loans are gross of allowance for credit losses but after unearned fees.

(4)	Non-accruing loans are included in the average balances.

(5)	Interest income includes loan fees of $106,000 and $319,000 for the nine months ended September, 2005 and 2004, respectively.

(6)	All investments are taxable.

(7)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
Interest Income. For the three months ended September 30, 2005, interest income increased $2.7 million or 78%, primarily due to an increase of $2.3 million or 69% in loan interest income as compared to the same period in 2004. This increase is the result of an increase of $88 million or 49% in average loans receivable. The average yield on these loans increased, from 7.20% for the three months ended September 30, 2004 to 8.15% for the same period in 2005. Interest income on all other investments increased by $463,000 or 238%. The average yield for these investments increased 1.63%, from 1.96% for the three months ended September 30, 2004 to 3.59% for the same period in 2005. Larger investment portfolio and a rising rate environment contributed to the increase in investment income as well as investment yield for the quarter ended September 30, 2005 as compared to the same period in 2004.
Interest income totaled $15.9 million for the nine months ended September 30, 2005 as compared to $9.5 million for the same period in 2004, an increase of $6.4 million or 67%. Of the $6.4 million increase, $5.2 million came from loan interest income, a 59% increase from prior year for the comparable period. The average loans receivable for the nine months of 2005 was $240 million as compared to $166 million for the same period in 2004. This represents an increase of $74 million or 45% from 2004. The average yield on these loans increased, from 7.18% for the nine months ended September 30, 2004 to 7.92% for the same period in 2005. Interest income on all other investments for the nine months increased by $1.2 million or 197%. The average yield for these investments increased 1.56%, from 1.82% for the nine months ended September 30, 2004 to 3.38% for the same period in 2005. Larger investment portfolio and a rising rate environment contributed to the increase in investment income as well as investment yield for the nine months ended September 30, 2005 as compared to the same period in 2004.
Interest Expense. For the three months ended September 30, 2005, total interest expense increased $1.2 million or 175% as compared to the same period last year. This increase is due to an increase in the average deposit balances, especially time deposits, and the $15 million borrowing from the Federal Home Loan Bank of San Francisco, as well as the cost of those funds. Average interest-bearing liabilities increased $100 million or 60%, from $167 million for the three months ended September 30, 2004 to $267 million for the same period in 2005. The total cost of funds increased 1.15%, from 1.59% for the quarter ended September 30, 2004 to 2.74% for the same period in 2005. This increase is due to the current rising rate environment.
For the nine months ended September 30, 2005, total interest expense was $4.4 million as compared to $2.0 million for the same period in 2004, an increase of $2.4 million or 120%. As with the quarter, the increase is due to higher average interest-bearing liability balances and higher interest rates on those liabilities. For the nine months of 2005, average interest-bearing liabilities increased $73 million or 44% to $237 million as compared to $164 million for the comparable period in 2004. The total cost of funds increased 0.85%, from 1.62% for the nine months ended September 30, 2004 to 2.47% for the same period in 2005.
Provision for Loan Losses. The provision for loan losses totaled $324,000 for the three months ended September 30, 2005 as compared to $120,000 for the same period in 2004. The increase in the provision was primarily to reflect the growth in the loan portfolio for the quarter. Net recoveries for the third quarter 2005 were $20,000 as compared to $29,000 for the third quarter 2004. Management feels that their evaluations and estimations are reasonable for determining the provision, and the allowance for loan losses is deemed to be adequate as of September 30, 2005. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.
For the nine months ended September 30, 2005, the provision for loan losses was $604,000 as compared to $506,000 for the same period last year. Net recoveries for the nine months of 2005 were $130,000 as compared to $20,000 for the same period of 2004. Net recoveries for the nine months of 2004 included $320,000 received from the equipment lease loan that was charged off for $1.3 million due to an alleged fraud in 2002 (see Note 7 to the Consolidated Financial Statements for more details).
The following table sets forth the activity in allowance for loan losses for the periods indicated.

	At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at the beginning of period	$2,497	$1,888	$2,113	$1,457

Charge-offs:
Construction, land and land development loans	—	—	—	(169)
Commercial real estate loans	—	—	—	(150)
Commercial and industrial loans	—	—	—	(100)
Other loans	—	—	—	(8)

Total charge-offs	—	—	—	(427)

Recoveries:
Commercial real estate loans	—	—	—	2

	At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Commercial and industrial loans	20	20	130	436
Other loans	—	9	—	9

Total recoveries	20	29	130	447

Net (charge-offs)/recoveries	20	29	130	20

Additions charge to operations	324	120	604	506
Unfunded commitment reserve adjustments (1)	—	(11)	(6)	43

Balance at end of period	$2,841	$2,026	$2,841	$2,026

Allowance for loan losses as a percent of total loans	1.00%	1.07%	1.00%	1.07%

Ratio of net charge-offs/(recoveries) to average loans — annualized	(0.03)%	(0.06)%	(0.07)%	(0.02)%

(1)	Unfunded commitments reserve included in other liabilities was $100,000 at September 30, 2005 and $63,000 at September 30, 2004.
Non-Interest Income. Non-interest income was $66,000 for the three months ended September 30, 2005, as compared to $63,000 for the same period in 2004. For the nine months ended September 30, 2005, non-interest income totaled $203,000 as compared to $225,000 for the comparable period in 2004. The decrease of $22,000 for the nine-month period was due primarily to lower aggregate service charges on deposit accounts.
The following table sets forth information regarding noninterest income for the periods shown.

	Noninterest Income
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Banking and service charge fees	$48	$63	$150	$204
Gain on sale of securities	—	(9)	—	(6)
Other income	18	9	53	26

Total noninterest income	$66	$63	$203	$224

Non-Interest Expense. Non-interest expense increased $478,000 or 34%, from $1.4 million for the three months ended September 30, 2004 to $1.9 million for the same period in 2005. For the nine months ended September 30, 2005, Non-interest expense was $5.2 million as compared to $4.0 million for the same period in 2004. This represents an increase of $1.2 or 31% from the comparable period in 2004. The increase for the quarter and the nine-month period was primarily a result of increased compensation and employee benefits costs due to increasing staff levels, higher professional fees associated with being a publicly traded company, higher data processing expenses due to increased number of accounts and transactions being processed, and higher marketing and advertising costs. Additionally, during the quarter ended September 30, 2005, the Company has moved into its new headquarters, that also contains its 4th branch, which led to higher occupancy related expenses for the quarter. For the quarter ended September 30, 2005, non-interest expense as a percentage of average earning assets on an annualized basis was 2.21% as compared to 2.56% for the same period in 2004. For the nine-month period, non-interest expense as a percentage of average earning assets on an annualized basis was 2.24% as compared to 2.51% for the comparable period in 2004. The Company also achieved an efficiency ratio of 42.8% and 44.0% for the three and nine months ended September 30, 2005 as compared to 49.2% and 50.7% for the same period in 2004, respectively. The efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities. Lower efficiency ratio is good. Due to the occupation of the Company’s new headquarters and the 4th branch in the third quarter of 2005 and the potential opening of the 5th branch in the fourth quarter of 2005, the efficiency ratio may increase from the current level. Full time equivalent employees at September 30, 2005 were 57 as compared to 47 at September 30, 2004. This represents an increase of 10 FTEs or 21%.

The following tables set forth information regarding noninterest expenses for the periods shown.

	Noninterest Expense
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$955	$833	$2,762	$2,265
Occupancy and equipment	220	156	543	432
Data processing	111	90	321	251
Legal, professional and consulting	101	64	211	146
Office supplies & printing	76	25	194	103
Advertising and public relations	62	17	132	91
Outside services	59	68	180	184
Telephone	53	42	145	114
Director fees	46	32	150	76
Federal Reserve Bank & correspondent bank fees	24	28	75	85
Other	185	59	474	199

Total noninterest expense	$1,892	$1,414	$5,187	$3,946

As a % of average earning assets — annualized	2.21%	2.56%	2.24%	2.51%

Efficiency Ratio (1)	42.80%	49.17%	44.02%	50.69%

Average earning assets	$342,827	$221,029	$308,547	$209,420

(1)	Efficiency ratio represents noninterest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and noninterest income, excluding gains or (losses) on sales of securities.
Liquidity and Capital Resources
The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, and maturing securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2005, cash and cash equivalents and interest-bearing deposits at other financial institutions totaled $43 million or 12% of total assets, and investment securities available for sale that are not currently being pledged as collateral totaled $22 million or 6% of total assets, for a total of $65 million in liquid assets.
The Company’s liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the nine months ended September 30, 2005 net cash provided by operating activities was $5.3 million, as compared to net cash provided by operating activities of $2.9 million for the same period of 2004. This variance from the prior period was due primarily to an increase in net income as well as increases in interest payable and other liabilities.
The Company’s primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities and interest-bearing deposits at other financial institutions. For the nine months ended September 30, 2005, total net loans increased by $86 million or 44% from December 31, 2004. Investment securities and interest-bearing deposits, however, remained at $46 million at September 30, 2005, same as December 31, 2004.
Net cash used in all investing activities was $91 million and $42 million for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005 the Company had outstanding loan commitments of approximately $97 million and outstanding letters of credit of approximately $3 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments through its own liquid assets and borrowing capability from the Federal Home Loan Bank of San Francisco.
Net cash provided by financing activities has been impacted significantly by increases in deposit levels, especially time deposits during the nine months of 2005. For the nine months ended September 30, 2005, total deposits increased by $79 million or 34% while time deposits increased by $64 million or 58% from December 31, 2004. During the quarter ended June 30, 2005, the Company also borrowed $15 million from the Federal Home Loan Bank of San Francisco (FHLB) at a rate of 4.07% with a maturity date of June 23, 2008 and collateralized by securities with a carrying value of $16 million.
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
As of September 30, 2005, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. The following tables reflect the Company’s and the Bank’s actual levels of regulatory capital as of September 30, 2005. Also included are the applicable minimum regulatory capital requirements together with the regulatory capital requirements to be deemed “well capitalized”, pursuant to the prompt corrective action requirements.

	Valley Bancorp’s Capital Ratios At September 30, 2005
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	$40,751	11.41%	$14,285	4.00%	n/a	n/a
Tier 1 capital to risk weighted assets (1)	40,751	12.65%	12,891	4.00%	n/a	n/a
Total capital to risk weighted assets (1)	43,692	13.56%	25,781	8.00%	n/a	n/a

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $357.1 million. Risk-based capital ratios are computed as a percentage of risk-weighted assets of $322.3 million.

	Valley Bank’s Capital Ratios At September 30, 2005
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	$38,553	10.84%	$14,222	4.00%	$17,777	5.00%
Tier 1 capital to risk weighted assets (1)	38,553	11.98%	12,875	4.00%	19,313	6.00%
Total capital to risk weighted assets (1)	41,494	12.89%	25,751	8.00%	32,188	10.00%

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $355.5 million.

Risk-based capital ratios are computed as a percentage of risk-weighted assets of $321.9 million.
At September 30, 2005, the Company had off-balance sheet loan commitments of approximately $100 million. Of this amount, the unused portion of lines of credit extended by the Company was approximately $97 million and $3 million for standby letters of credit. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
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
The following table presents the Company’s repricing gap at September 30, 2005. The table indicates that at September 30, 2005 the Company was liability sensitive up to twelve months. This would indicate a decrease in earnings in a rising rate environment.

	At September 30, 2005
		More Than
	Within	One Year
	Twelve	to Five	Over Five
	Months	Years	Years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Interest-bearing deposits at other financial institutions	$8,095	$—	$—	$8,095
Fed funds sold	29,285			29,285
Securities — all available for sale	7,914	24,019	5,512	37,445
Construction and land development loans	141,516	15,626	—	157,142
Commercial real estate loans	20,542	6,046	897	27,485
Commercial and industrial loans	21,001	70,472	2,590	94,063
Other loans	5,296	2,413	—	7,709

Total Rate-Sensitive Assets	233,649	118,576	8,999	361,224

Rate-Sensitive Liabilities:
Interest-bearing demand deposits	80,298	—	—	80,298
Savings deposits	11,346	—	—	11,346
Time deposits	171,565	2,302		173,867
Note payable	44	15,209	183	15,436

Total Rate-Sensitive Liabilities	$263,253	$17,511	$183	$280,947

Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(29,604)	$101,065	$8,816

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(29,604)	$71,461	$80,277

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities as a percentage of total assets	(7.93)%	19.15%	21.51%

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
The Company’s sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Federal Funds rate as measured by this model as of September 30, 2005 is as follows :

Increase in	Net Interest Change		Decrease in	Net Interest Change
Interest Rates	$	%	Interest Rates	$	%
	(Dollars in thousands)
+1.00%	$483	3%	-1.00%	$(536)	(3)%
+2.00%	$998	6%	-2.00%	$(1,140)	(7)%
+3.00%	$1,546	9%	-3.00%	$(1,812)	(10)%
Accordingly, a rise of 1.00% in interest rates would result in an increase in our net interest income of $483,000, while a decline of 1.00% in interest rates would result in a decrease of $536,000 in our net interest income, in each case over the 12 months following September 30, 2005.
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
Changes in Internal Controls
In the quarter ended September 30, 2005, the Company did not make any significant changes in, or take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY BANCORP

Date: November 8, 2005	By:	/s/ Barry L. Hulin

Barry L. Hulin
President and Chief Executive Officer

Date: November 8, 2005	By:	/s/ Dick Holtzclaw

Dick Holtzclaw
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)