Form 10-K
period 2005-12-31
Valley Bancorp
filed 2006-03-17
CIK 1295334

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number: 000-50950
VALLEY BANCORP
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0493760 (IRS Employer Identification Number)
1300 S. Jones Blvd., Las Vegas, NV 89146
(Address of Principal Executive Offices, including Zip Code)
(702) 821-4100
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.73 Par Value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates is approximately $69,744,835, based on the June 30, 2005 closing price of said stock on the Nasdaq Stock Market ($29.95 per share).
As of February 28, 2006, 2,827,881 shares of the registrant’s common stock were outstanding.
Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

VALLEY BANCORP
2005 Annual Report on Form 10-K

PART I
Item 1. Business
General
Valley Bancorp is a Nevada state-chartered bank holding company formed in mid-2001. We operate through Valley Bank, a Nevada state chartered bank that commenced operations in October 1998 with the mission of providing community-banking services to Las Vegas and its neighboring suburbs. We provide a variety of lending and deposit products and services, focusing primarily on commercial construction and commercial real estate loans to small and medium size businesses and developers located in and around the Las Vegas, Nevada area. Valley Bank has five branches as of January 30, 2006, including two in Las Vegas, two in Henderson, Nevada, a suburb of Las Vegas, and one in Pahrump, Nevada, which is 60 miles west of Las Vegas. We focus our banking business in two counties, Clark County, which includes Las Vegas and Henderson, and Nye County, where our Pahrump branch is located.
Valley Bank provides banking and other financial services throughout its primary market area to small and medium size businesses, with annual revenues ranging from $1 million to $100 million. Many of these small and medium size businesses provide goods and services, directly or indirectly, to the development of the infrastructure in and around Las Vegas that service the growing population. We also provide a broad range of banking services and products to our customers, including personal checking and savings accounts, electronic banking, and other consumer banking products.
Our goal is to become a premier commercial bank for the long-term benefit of our stockholders, customers and employees by increasing shareholder value and providing high-quality customer service. From December 1998 to December 2005, we have grown from total assets of $10 million to total assets of $391 million, while improving the efficiency ratio from 250% to 44%.
We intend to achieve our goals by expanding our business with disciplined execution. We intend to focus on the greater Las Vegas market and transact business with additional small and medium size businesses with a need for commercial, construction and real estate lending. We believe the rapid economic growth in Clark County will provide sufficient lending opportunities for us to compete with the other financial institutions doing business in this region.
We continue to recruit and hire experienced bankers who bring with them an understanding of Southern Nevada, and Las Vegas in particular, and who have ties to the local communities and loyal customers. We believe that we offer a working environment that embraces, promotes, and develops its employees, as well as competitive compensation. Although Southern Nevada does not have a substantial pool of available commercial bankers, we have successfully recruited seasoned commercial bankers in the past, and believe that we will be able to continue to recruit additional commercial bankers in the future.
Our website is located at http://www.valleybancorp.com/. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Lending Activities
General. The nature of the commercial banking market in Las Vegas is characterized by a large number of commercial real estate related transactions that require financing. As a result, many community banks that serve this market have a significant concentration of commercial real estate loans, including Valley Bank. Our loan portfolio primarily consists of commercial real estate loans. To a lesser extent, the loan portfolio also includes land loans, commercial and industrial loans, multi-family loans and 1-4 family residential loans.

Our loans are underwritten using both federal and state guidelines. Interest rates charged by us on loans are principally affected by the competition in the market for loans, the risk profile of the various loans, and our estimate of both short and long term interest rate movements. These factors are, in turn, affected by general economic conditions for the nation and the market area, and the monetary polices of the federal government, including the Federal Reserve Board.
All loans are based on the financial strength of the borrower (typically cash flow and net worth), the secondary source of repayment (usually the collateral securing the loan), and any tertiary support offered by any guarantors. Exceptions to loan policy are approved by the Chief Credit Officer. We believe that all of the loans are margined adequately (acceptable terms and proper loan to value ratio) based on the level of risk associated with a particular loan type.
Commercial Real Estate Loans. The majority of our lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital; for example that are secured by commercial real estate. The commercial real estate portfolio is categorized by collateral type and includes both commercial real estate and commercial and industrial loans secured by real estate. Loans classified as commercial real estate loans are primarily term loans with either 3-5 year maturities (commonly referred to as mini-perm loans), or if longer than a 5-year term, loans that reprice every 3 to 5 years to an index plus a margin (i.e. 3 or 5 year treasuries, or our Reference Rate). In general, mini-perms are specifically designed to allow a project to stabilize prior to securing long-term financing. The real estate collateral securing these loans is primarily retail centers, office buildings, industrial facilities, and retail buildings such as convenience stores. They can be owner occupied, or income properties leased to third party lessees. When necessary, we underwrite the tenant paying the rent as a tertiary source of repayment. In most instances, estoppels and lease copies are part of the documentation of all income producing properties.
We typically analyze all commercial real estate term loans as if they were income properties. Even if the property is owner occupied, to establish value, we determine the ability of the rental income or potential market-rate rental income (in the case of owner occupied buildings) to service the debt. All real estate secured term loans require an outside appraisal of the property prior to closing and funding, and those appraisals contain market rent potential for all commercial properties contemplated as collateral for a loan. Our loan policy for this type of credit generally requires that the loan to appraised value and loan to cost ratio (whichever is lower) not exceed 75%. Additionally, the property’s cash flow should have a debt coverage ratio of at least 1.25 to 1 after operating expenses (assuming there are no other negative economic considerations). If the analysis indicates that the project would have a debt coverage ratio of less than 1.25 to 1, we will not approve the loan unless there are other sources of repayment that materially add strength to the loan. We secure all of our real estate term loans through a first deed of trust which must be insured by adequate title insurance.
Construction/Land Development Loans. While our construction financing may be extended on a wide variety of projects, the principal types of construction loans originated by us include industrial/warehouse properties, office buildings, retail centers, medical facilities, restaurants, and on occasion, luxury single-family homes. Construction loans are made only to experienced local developers with whom we have sufficient lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs, and contingency funds are appropriate and adequate. If the sensitivity analysis indicates that the project, when completed and stabilized, would have a debt coverage ratio of less than 1.15 to 1, we will make the loan only if secondary sources of repayment (outside strength of the borrower, guarantees, other collateral, etc.) materially add strength to the loan.
In addition to the conditions set forth above, we usually approve a construction loan only if a take-out commitment from another known and reputable financial institution has been secured, or when an internal commitment for permanent financing has been extended by us. As with commercial real estate loans, all construction loans require an outside appraisal of the project by an approved appraisal firm. We also typically require that the loan to value ratio not exceed 75%.
Furthermore, the term of the construction loan cannot exceed the length of time normally required to construct a particular type of property. For example, 18 months is the maximum term for a construction loan depending on the project size and complexity. As with any real estate secured loan, we secure all construction loans through a deed of trust insured by title insurance, and we also require builder’s risk insurance.
Land loans for the purpose of developing a particular property are made only to experienced local developers with whom we have sufficient lending history. These loans are for lots or parcels of land that can be developed and sold within two years. Our policy requires that the loan to value ratio of the developed land should not exceed 75% of the appraised value (based upon the appraisal by an approved outside appraisal firm), or the cost of the property and improvements, whichever is lower. We also normally require the borrower to either have a cash investment in the project equal to at least 25% percent of the cost of the project, or own the land for at least three years to establish an equity position. These land loans generally do not have a term longer than 18 months. All lot sales are managed through a title company with proceeds applied toward the repayment of the loan as specified in the loan documents. We secure the loan through a deed of trust insured by title insurance.
Construction loans and land development loans are managed through a third-party construction control company to insure that the project stays on budget. The budget is reviewed prior to funding by the responsible loan officer for accuracy, and a sufficient contingency allotment is made depending on the type of project. The contractor is reviewed prior to funding to determine whether they have the ability to complete the improvements on budget and on time. The contractors are typically known to us, however, we occasionally request financial information on a contractor as additional due diligence.
Raw Land Loans. We extend “raw land” loans only to a borrower who can support the monthly payments to repay the loan in full within five years or less. The source of repayment is usually from income other than the expected sale of the raw land securing the note. We occasionally make exception to this policy for loans to experienced local developers with whom we have a lending history. Those developers inventory land for development into lots or project construction within 18 months. The loan to value ratio for raw land loans normally does not exceed 50 % of the appraised value based upon a qualified outside appraisal, or 65% of the purchase price, whichever is lower. All of these loans are current and performing in accordance with their respective loan agreements.
Commercial and Industrial Loans. In addition to real estate related loan products, We also originate commercial and industrial loans, including working capital lines of credit, inventory and accounts receivable lines, equipment loans, and other types of term loans normally associated with commerce. The terms of these loans typically range from one to five years with interest rates both fixed and variable. If variable, they are tied to our in-house reference interest rate plus a margin. Fixed rate loans carry a maturity date from 3 to 5 years. A typical commercial loan customer is a manufacturing company, contractor, retailer, or service company in the greater Las Vegas area.
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
In addition to term loans, we also offer commercial revolving lines of credit to finance accounts receivable and inventory on a short-term basis, usually a year or less. This short term financing enables borrowers to finance their cash needs during a business cycle and repay as cash is collected from their customers.
Other. Loans in this category are loans secured by multi-family residential property, secured by single-family residential property and consumer loans. The single-family residential category includes loans made to business owners for working capital purposes, using their residential real estate equity as collateral. The balance of the category represents short-term loans to builders to finance model homes in single-family developments.
Our loan portfolio includes a small percentage of consumer loans. These loans were made primarily as an accommodation to the business customers and as a result of business-related referrals. The consumer loan portfolio consists primarily of auto loans, cash secured loans, and loans secured by securities. At present, we are not encouraging or emphasizing the origination of consumer loans. We may at some future date decide to pursue and develop this type of lending, however, no assurances can be made whether we will more aggressively pursue consumer lending or whether we will continue primarily as a business bank.
Origination and Sources of Loans. Our senior business development officers originate the majority of our loans. These officers have extensive business contacts in the markets because they have been successful commercial bankers in Las Vegas for many years. The average commercial lending experience of these business development officers is in excess of 20 years. Most of the customers have multiple relationships with us, and are a source of future business both by referrals and by word of mouth. This enables us to leverage this customer base.
Participations. We have relationships with other banks through senior management, which enables us to sell any portion of credits that would be too large for us to keep on our own books. Local community banks often ask us to participate in credits originated by them. Participations among local community banks in the area are a significant part of commercial banking in the market area and allow local community banks to compete for many of the larger loans in the Las Vegas market. As required by bank regulators, we independently underwrite every loan, regardless of origin.
Competition
The banking and financial services business in Southern Nevada generally and in Las Vegas in particular, is highly competitive. The increasingly competitive environment is a result primarily of growth in start-up banks, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Some of these competitors are not subject to the same level of regulation and oversight that are required of banks and bank holding companies. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer. Technological advances continue to contribute to greater competition in domestic and international products and services.
Supervision and Regulation
General
We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations applicable to our business. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.
Compliance
In order to assure that we are in compliance with the laws and regulations that apply to our operations, including those summarized below, we employ a compliance officer, and we engage an independent compliance auditing firm. We are regularly reviewed by the FDIC and the Nevada Department of Business and Industry, Financial Institutions Division (the “Nevada FID”), during which reviews such agencies assess our compliance with applicable laws and regulations. Based on the assessments of our outside compliance auditors and the FDIC and Nevada FID, we believe that we materially comply with all of the laws and regulations that apply to our operations.
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
Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.
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
Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Valley Bancorp nor Valley Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.
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
Control of Financial Institutions. No person may acquire “control” of a bank unless the appropriate federal agency has been given 60 days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws. Nevada banking laws further require that changes in ownership of 10% or more of a bank’s outstanding voting stock must be reported to the Nevada FID within three business days. If 20% or more of the bank’s voting power is acquired by a natural person, or 10% or more is acquired by an entity, then the acquisition may be deemed a change in control requiring prior approval of the Nevada FID.

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
Insider Credit Transactions. Banks are also subject to certain Federal Reserve restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons (i.e., insiders). Extensions of credit (1) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with non-insiders, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.
Regulation of Management. Federal law (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (2) limits lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.
Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
Deposit Insurance. Valley Bank’s deposits are currently insured to a maximum of $100,000 per depositor (in some instances up to $100,000 per deposit account, depending on the ownership category of the account) through the Bank Insurance Fund administered by the FDIC. Under the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund will be merged with the Savings Association Insurance Fund into a new Deposit Insurance Fund, and the maximum deposit insurance amounts will be subject to inflation adjustments every five years, commencing April 2010. Valley Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.
The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.
Dividends
The principal source of Valley Bancorp’s cash reserves is dividends received from Valley Bank. Nevada law imposes certain restrictions on a bank’s ability to pay dividends and prohibits a bank from paying dividends if doing so would reduce its stockholders’ equity below its initial stockholders’ equity. In addition, a bank may not pay cash dividends if doing so would reduce its capital below minimum applicable federal capital requirements. See “Capital Adequacy” below for a discussion of the applicable federal capital requirements. State law also limits a bank’s ability to pay dividends.
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
Capital Adequacy
Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.
Under the guidelines, an institution’s capital is generally divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and term subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.
The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk based ratio and a total risk based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk based ratio of 4% and a minimum total risk based ratio of 8%.
The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.
Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions which are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.
Financial Services Modernization
Gramm-Leach-Bliley Act of 1999. The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumer information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.
Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities. In addition, in a change from previous law, bank holding companies are not in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as the company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.
We do not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.
Corporate Governance and Accounting Legislation.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses corporate and accounting fraud. The Act establishes a new accounting oversight board to enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, the Act also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”
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
As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations. We anticipate that we will incur additional expense, including ongoing compliance with Section 404, as a result of the Act, but we do not expect that such compliance will have a material impact on our business.
USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) is intended to combat terrorism. Among other things, the Patriot Act (1) prohibits banks from providing correspondent accounts directly to foreign shell banks, (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals, (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. While we believe the Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.
Effects of Government Monetary Policy
Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.
Employees
We had a total of sixty-one (61) full-time and two (2) part-time employees at December 31, 2005. There are no separate full-time employees of Valley Bancorp.

Item 1a. Risk Factors
Our business exposes us to certain risks. The following is a discussion of what management presently believes are the most significant risks and uncertainties that may affect our business, financial condition and future results.
Our primary market area is substantially dependent on gaming and tourism revenue, and a downturn in gaming or tourism could hurt our business and our prospects.
Our business is concentrated in the Las Vegas, Nevada area. The economy of the Las Vegas metropolitan area is unique in the United States for its level of dependence on services and industries related to gaming and tourism. Any event that negatively impacts the gaming or tourism industry will adversely impact the Las Vegas economy.
Gaming and tourism revenue (whether or not such tourism is directly related to gaming) is vulnerable to fluctuations in the national economy. A prolonged downturn in the national economy could have a significant adverse effect on the economy of the Las Vegas area. Virtually any development or event that could dissuade travel or spending related to gaming and tourism, whether inside or outside of Las Vegas, could adversely affect the Las Vegas economy. In this regard, the Las Vegas economy is more susceptible than the economies of other cities to issues such as higher gasoline and other fuel prices, increased airfares, unemployment levels, recession, rising interest rates, and other economic conditions, whether domestic or foreign. Gaming and tourism are also susceptible to certain political conditions or events, such as military hostilities and acts of terrorism, whether domestic or foreign. A terrorist act, or the mere threat of a terrorist act, may adversely affect the Las Vegas economy and may cause substantial harm to our business.
A deterioration in economic conditions generally, and a slowdown in gaming and tourism activities in particular, could result in the following consequences, any of which could adversely affect our business, financial condition, results of operations and prospects:
•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for our products and services may decline; and
•	Collateral for loans made by us may decline in value, reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.
We have a high concentration of loans secured by real estate and a downturn in the real estate market, for any reason, could hurt our business and our prospects.
At December 31, 2005, 88% of our loan portfolio was comprised of loans secured by real estate. Of the loans secured by real estate, approximately:
•	18% are secured by raw land;
•	34% are commercial real estate loans;
•	46% are construction and/or land development loans; and
•	2% are other real estate loans.
These real estate-secured loans are concentrated in the Clark County, Nevada, area, which includes Las Vegas. A downturn in the local economy could have both a material adverse effect on a borrower’s ability to repay these loans, as well as the value of the real property held as collateral. In that regard, the FDIC has recently issued a pronouncement voicing its concern nationwide about banks which have a heavy concentration of commercial real estate loans as a percentage of their capital. We are aware of this regulatory concern and are monitoring this area carefully.
In addition, land values in Nevada are influenced by the amount of land sold by the federal Bureau of Land Management, which controls 67% of Nevada’s land, according to the Nevada State Office of the Bureau of Land Management. Changes to the federal Bureau of Land Management distribution policies on Nevada land, including increasing the amount of land available for sale each year, could depress the value of Nevada real estate. As a result, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.
We may not be able to successfully continue our historical growth, which could adversely affect our future operations.
We have grown substantially, from $39 million in total assets and $33 million in total deposits at December 31, 1999, to $391 million in total assets and $332 million in total deposits at December 31, 2005. We expect to continue to grow our assets, deposits, the number of our clients, and the scale of our operations generally, including our expectation that we will open additional branch locations. Our future success will depend in part on our continued ability to manage our growth. We can give no assurance that we will be able to sustain our historical growth rates, be able to grow at all or successfully manage any growth.
Our business strategy involves, among other things, continued growth of our assets and loan portfolio; the opening of new branches to increase our retail presence in our market area; the recruitment of experienced commercial bankers and other key employees; the increase of our customer base; and the effective leveraging of our capital, each with the overriding objective of growing our business. Our ability to continue to grow depends, in part, upon our ability to identify favorable loan and investment opportunities, open new branch locations and successfully attract deposits to existing and new branches. There can be no assurance that our management will be able to effectively continue to implement our business strategy, and we may encounter unanticipated obstacles in implementing our strategy. If we are unable to expand our business, as we anticipate, we may be unable to realize any benefit from the investments we have made to support our future growth. If this occurs, we may not be able to achieve or maintain profitability.
We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.
We believe that we have built our management team and personnel, and established an infrastructure, to support our future growth. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls and processes, reporting systems and procedures, and to manage a growing number of client relationships. We may not be able to successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches. Thus, we cannot assure you that our growth strategy will not place a strain on our administrative and operational infrastructure.
If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth; any one of which could adversely affect our business.

Our business would be harmed if we lost the services of any of our senior management team.
We believe that our success to date and our prospects for success in the future are substantially dependent on our senior management team, which includes Barry Hulin, our President and Chief Executive Officer, Steve Gilbert, our Chief Operating Officer, Dick Holtzclaw, our Chief Financial Officer and Mark Affeldt, our Chief Credit Officer. We also believe that our success is dependent on retaining our key senior business development officers. The loss of the services of any of these persons, particularly Mr. Hulin, could have an adverse effect on our business. We have entered into an employment agreement with Mr. Hulin, but we have not entered into employment agreements with the other members of our senior management team or senior business development officers. In light of the relatively small number of persons involved in the Las Vegas area banking industry, we could have difficulty replacing any of our senior management team or senior business development officers with equally competent persons who are also familiar with our market area.
Our growth could be hindered unless we are able to recruit additional, qualified employees.
The Las Vegas area is experiencing a period of rapid growth, placing a premium on highly qualified employees in a number of industries, including the financial services industry. Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated executives and employees at every level, and, in particular, experienced loan originators and branch managers. We expect to experience substantial competition in our endeavor to identify, hire and retain the top-quality employees that we believe are key to our future success. If we are unable to hire and retain qualified employees, we may not be able to grow our franchise and successfully execute our business strategy.
There is intense competition in our market area, and we cannot assure you that we will be able to successfully compete.
Commercial banking in Clark County, including Las Vegas, is a highly competitive business. Increased competition in our market may result in reduced loans and deposits. Valley Bank competes for loans and deposits with other commercial banks, savings and loan associations, credit unions and finance companies operating in the Las Vegas area and elsewhere in Nevada. Valley Bank also competes with credit unions, small loan companies, insurance companies, mortgage companies, finance companies, brokerage houses, other financial institutions and out-of-state financial intermediaries, some of which are not subject to the same degree of regulation and restriction as Valley Bank and some of which have financial resources greater than those of Valley Bank. Areas of competition include interest rates for loans and deposits and efforts to obtain loan and deposit customers. Technological advances continue to contribute to greater competition in domestic and international products and services. Ultimately, we may not be able to compete successfully against current and future competitors.
Fluctuating interest rates can adversely affect our profitability.
Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-earning liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. We cannot assure you that we can minimize our interest rate risk. In addition, interest rates also affect the amount of money we can lend. When interest rates rise, the cost of borrowing also increases. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business and prospects.

Our allowance for loan losses may not be adequate to cover actual losses.
A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse affect on our business. Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses is heavily based on our historical loss experience, which generally has been low. Accordingly, if this historical trend changes, our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business. At December 31, 2005, we had 105 loans in excess of $1 million each, totaling $226 million, or 75% of our loan portfolio. Our net income would be adversely affected if we had to make a provision for loan losses for any of our loans, but in particular, for these larger loans in our portfolio.
Our allowance for loan losses is based on our prior experience and peer bank experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. We cannot assure you that we will not increase the allowance for loan losses further or that regulators will not require us to increase this allowance. Either of these occurrences could adversely affect our business and prospects.
An expansion of permissible gaming activities in other states, particularly in California, may lead to a decline in gaming revenue in Las Vegas, which could hurt our business and our prospects.
Las Vegas competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the Las Vegas area. This is particularly true of gaming operations in California, a state from which Nevada generally, and Las Vegas in particular, draw substantial year-round clientele. Agreements negotiated between the State of California and certain Indian tribes as well as other proposals currently under consideration in California may result in substantial additional growth in casinos throughout the state. In addition, other California legislative proposals could permit an expansion of gaming activities allowed in card clubs, including the addition of slot machines. A dramatic growth in casino gaming in California or other states could have a substantial adverse effect on gaming revenue in Nevada, including the Las Vegas area, which would adversely affect the Las Vegas economy and our business.
We are exposed to risk of environmental liabilities with respect to properties to which we take title.
About 88% of our outstanding loan portfolio at December 31, 2005 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.
Item 1b. Unresolved Staff Comments
None

Item 2. Properties
Valley Bank owns the bank building at 1300 S. Jones Blvd., Las Vegas, Nevada. In addition to the approximately 9,960 sq. ft. two-story building, Valley Bank owns approximately 0.3 acres of land on which the building stands. This building serves as the administrative headquarters for both Valley Bancorp and Valley Bank as well the fourth branch for Valley Bank. This building and land is not subject to any mortgage or encumbrance.
Valley Bank also owns the bank building at 370 North Stephanie Street, Henderson, Nevada. In addition to the approximately 9,000 sq. ft. two-story building, Valley Bank owns approximately 0.8 acres of land on which the building stands. This building and land is not subject to any mortgage or encumbrance.
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
Valley Bank also leases the branch office building, of approximately 1,525 sq. ft., at 10895 S. Eastern Avenue, Unit 170 in Henderson, Nevada. On June 13, 2005, Valley Bank entered into a lease with QDT Number 1, L.L.C. with respect to this Henderson branch office. The lease is for an initial term of five years with one additional five-year tenant option and requires aggregate payments of $240,000 through 2010. This location will serve as our fifth branch and was opened for business on January 30, 2006.
Although we expect to open additional branches in the future if the opportunities exist, we believe that our existing facilities are adequate for our present purposes.
Item 3. Legal Proceedings
There are no major pending legal proceedings to which we are a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority. We are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters from time to time in the future. We believe that any liability resulting from such matters would not have a material adverse effect on the consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Since September 23, 2004, the common stock of our company has been traded on the Nasdaq Stock Market (NASDAQ Symbol: VLLY) and quoted daily in leading financial publications. As of February 28, 2006, there were 1,366 common stockholders of record.
The following table presents the information regarding the historical market prices of our common stock as traded on the Nasdaq Stock Market since September 23, 2004.
Market Prices

Period	High	Low	Close
Third Quarter 2004	$23.85	$20.85	$23.25
Fourth Quarter 2004	$45.00	$23.00	$42.69

First Quarter 2005	$43.50	$29.05	$30.24
Second Quarter 2005	$31.69	$26.00	$29.95
Third Quarter 2005	$36.00	$29.46	$35.01
Fourth Quarter 2005	$35.99	$30.46	$34.69
We have never paid a cash dividend on the common stock and do not anticipate paying any cash dividends in the immediate future. We currently intend to retain any earnings to help fund the growth of Valley Bank. We cannot predict when such dividends, if any, will ever be paid. The payment of dividends, if any, will at all times be subject to the discretion of the board of directors and presently is totally depending on the ability of Valley Bank to pay dividends to Valley Bancorp, as well as restrictions contained in the Nevada Revised Statutes.
Valley Bancorp is a legal entity separate and distinct from Valley Bank. Since Valley Bancorp is a holding company with no significant assets other than Valley Bank, we presently depend upon dividends from Valley Bank for cash flow. Accordingly, the ability to pay dividends depends upon the receipt of dividends or other capital distributions from Valley Bank. Valley Bank’s ability to pay dividends to Valley Bancorp is subject to, among other things Valley Bank’s financial condition and federal and state regulatory limitations.
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
Equity Compensation Plan Information
We maintain two compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These consist of the Incentive Stock Option Plan and the Non-Qualified Stock Option Plan, each of which have been approved by stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2005:

Number of shares
remaining available for
	Number of shares to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	205,957	$10.38	109,715

Equity compensation plans not approved by stockholders	0	$0	0
Item 6. Selected Financial Data
Summary of Selected Consolidated Financial Data

	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Financial Condition Data:
Total assets	$391,163	$273,705	$186,916	$152,372	$105,476
Total earning assets	375,682	259,828	178,104	144,870	99,986
Loans, net	299,264	196,321	133,795	113,079	92,172
Securities (all available for sale)	35,813	36,413	19,006	3,029	728
Interest-bearing deposits at other financial institutions	9,221	9,244	14,865	8,110	2,674
Federal funds sold	30,575	17,850	8,875	19,430	3,465
Deposits	332,436	236,211	169,798	140,036	93,949
Total liabilities	349,197	237,451	170,919	141,136	94,438
Total stockholders’ equity	41,967	36,254	15,997	11,236	11,038

Statement of Operations Data:
Interest income	$22,922	$13,458	$10,006	$8,602	$7,968
Interest expense	6,609	2,708	2,992	3,250	3,907

Net interest income	16,313	10,750	7,014	5,352	4,061
Provision for loan losses	777	632	478	1,596	340

Net interest income after provision for loan losses	15,536	10,118	6,536	3,756	3,721
Noninterest income	262	295	296	210	218
Noninterest expenses	7,290	5,543	4,725	3,772	3,186

Income before income tax expense	8,508	4,870	2,107	194	753
Income tax expense	2,900	1,659	708	72	96

Net income	$5,608	$3,211	$1,399	$122	$657

	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Per Share Data:
Earnings per share — Basic	$2.00	$1.59	$0.84	$0.09	$0.46
Earnings per share — Diluted	1.90	1.53	0.81	0.08	0.45
Book value per share	$14.84	$12.99	$9.27	$7.81	$7.72
Weighted average shares outstanding — Basic	2,809,608	2,017,094	1,659,750	1,432,871	1,428,516
Weighted average shares outstanding — Diluted	2,956,188	2,103,924	1,716,744	1,457,035	1,461,400
Common shares outstanding	2,827,681	2,790,748	1,725,478	1,438,130	1,429,880

Performance Ratios and Other Data:
Return on average assets	1.66%	1.40%	0.81%	0.09%	0.66%
Return on average stockholders’ equity	14.35%	14.61%	9.92%	1.09%	6.12%
Equity to assets — average balances	11.57%	9.58%	8.11%	8.68%	10.76%
Interest rate spread (1)	4.44%	4.54%	3.92%	3.94%	3.64%
Net interest margin (2)	5.04%	4.93%	4.24%	4.35%	4.31%
Efficiency ratio (3)	43.98%	50.16%	64.80%	68.03%	74.46%
Average earning assets to interest-bearing liabilities	129.25%	131.45%	118.36%	115.70%	116.15%
Loan originations — gross	$216,432	$166,742	$84,016	$55,715	$62,781

Asset Quality Ratios:
Non-performing loans to total loans (4)	0.05%	0.09%	0.59%	0.47%	2.58%
Non-performing assets total assets (5)	0.04%	0.06%	0.55%	0.35%	2.86%
Net charge-offs (recoveries) to average loans	(0.05)%	—	0.11%	1.27%	0.14%
Allowance for loan losses to non-performing loans	1831.52%	1291.00%	194.52%	227.99%	39.77%
Allowance for loan losses to total loans at end of period	1.00%	1.07%	1.08%	1.07%	1.02%

Capital Ratios:
Tier 1 leverage capital to average assets (6)	11.02%	14.17%	8.59%	7.66%	10.24%
Tier 1 capital to risk weighted assets (6)	12.54%	16.00%	10.67%	9.00%	11.33%
Total capital to risk weighted assets (6)	13.45%	16.97%	11.72%	9.99%	12.31%

(1)	Interest rate spread represents the difference between the weighted average yield on earning assets and the weighted average rate paid on interest-bearing liabilities.

(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	Efficiency ratio represents noninterest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and noninterest income, excluding gains or (losses) on sales of securities.

(4)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in nonaccrual status.

(5)	Non-performing assets are defined as assets that are past due 90 days or more plus assets placed in nonaccrual status plus other real estate owned.

(6)	Tier 1 leverage (or core) capital are computed as a percentage of average total assets. Risk-based capital is computed as a percentage of risk-weighted assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion should be read in conjunction with our audited consolidated financial statements and the notes to those statements presented elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on our current expectations regarding our business strategies and their intended results and our future performance. Forward-looking statements are preceded by terms such as “expects,” “feels,” “believes,” “anticipates,” “intends,” and similar expressions. Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause our actual results, performance, and achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; changes in market conditions in our principal market area; adverse changes in the financial condition of the loan loss reserves; competitive pressures on loan or deposit terms; legislative and regulatory changes; and other factors disclosed periodically in our filings with the Securities and Exchange Commission. Because of the risks and uncertainties inherent in forward-looking statements, readers are cautioned not to place undue reliance on them, whether included in this report or made elsewhere from time to time by us or on our behalf. We assume no obligation to update any forward-looking statements.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. Based on our consideration of accounting policies that involve the most complex and subjective decisions and assessments, we have identified the allowance for loan losses as our most critical accounting policy.
Allowance for Loan Loss Methodology
Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that we believe is appropriate at each reporting date. Quantitative factors include the our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements. Qualitative factors include the general economic environment in markets, including economic conditions and in particular, the state of certain industries. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose, terms, etc. Management monitors local trends and peer experiences to anticipate future delinquency potential on a quarterly basis.
Since we have neither extensive loss history with segregation nor a large sample of loans from inception to charge off, we do not use migration analysis to accurately anticipate future losses through that method. We rely heavily on the statistics provided through the FDIC regarding loss percentages experienced by banks in the Western United States to establish potential risk based on collateral type securing each loan. As additional comparison, we examine local peer group banks to determine the nature and scope of their losses to date. Finally, we closely examine each credit graded Special Mention and below to individually assess the appropriate loan loss reserve for that particular credit.
We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

As we add new products and increase the diversity of the loan portfolio, we will enhance our methodology accordingly. We may report a materially different amount for the provision for loan losses in the statement of income to change the allowance for loan losses if our assessment of the above factors were different.
This discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere herein. Although we believe the level of the allowance as of December 31, 2005 was adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
Inflation and Changing Prices
Our consolidated financial statements and related data presented in this report have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to available-for-sale securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.
Overview
We are a bank holding company organized under the laws of Nevada, chartered in mid-2001. We are located in Las Vegas, Nevada and conduct our operations through our subsidiary, Valley Bank, a Nevada state-chartered bank, which commenced operations in October 1998. We do not engage in any substantial activities other than acting as a holding company for Valley Bank.
Key Indicators

	At or For The Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income	$5,608	$3,211	$1,399

Basic earnings per share	$2.00	$1.59	$0.84
Diluted earnings per share	1.90	1.53	0.81

Total Assets	$391,163	$273,705	$186,916
Total Loans (net)	299,264	196,321	133,795
Total Deposits	332,436	236,211	169,798

Net interest margin	5.04%	4.93%	4.24%
Return on assets	1.66%	1.40%	0.81%
Return on equity	14.35%	14.61%	9.92%
Efficiency ratio	43.98%	50.16%	64.80%
Net income for 2005 was $5.6 million, or $1.90 per diluted share, as compared to $3.2 million, or $1.53 per diluted share, in 2004 and $1.4 million, or $0.81 per diluted share, in 2003. The net interest margin for 2005 was 5.04% as compared to 4.93% for 2004 and 4.24% for 2003. The rising interest rate environment and higher loan balances outstanding contributed to this improved net interest margin in 2005. We recorded a provision for loan losses of

$777,000 in 2005 as compared to $632,000 in 2004 and $478,000 in 2003, primarily in recognition of the significant loan growth experienced in 2005. Non-interest income for 2005 of $262,000 was lower as compared to 2004 and 2003 of $295,000 and $296,000, respectively. Higher average balances on deposit accounts maintained by the customers continued to hold down service charges income. Non-interest expense for 2005 was $7.3 million as compared to $5.5 million for 2004 and $4.7 million for 2003. Of the $1.7 million full year non-interest expense variance for 2005 to 2004, $757,000 was due to increased compensation and employee benefits costs while $989,000 was due to increased other operating expenses. Of the $818,000 full year non-interest expense variance for 2004 as compared to 2003, $609,000 was due to increased compensation and employee benefits costs while $209,000 was due to increased other operating expenses.
We continued to experience strong asset growth for the years ended December 31, 2005 from 2004 and 2003. Total assets at December 31, 2005 were $391 million as compared to $274 million at December 31, 2004 and $187 million at December 31, 2003. This asset growth of $117 million or 43% from December 31, 2004 was due primarily to the strong loan growth that in turn propelled us to increase total deposits. Total assets grew $87 million or 46% in 2004 and $35 million or 23% in 2003 from the previous year, primarily as a result of loan originations. Funding for this growth came primarily from deposit growth resulting from our branch openings in 2001, 2002 and 2005 as well as from relationships with new and existing business customers.
Analysis of Statement of Income
Net Interest Income
Net interest income before the provision for loan losses for 2005 increased 52% to $16.3 million, as compared to $10.8 million for 2004. Net interest income for 2004 also increased 53% from $7.0 million for 2003. The increase in net interest income for 2005 when compared to 2004 reflects the substantial increases in interest-earning assets (primarily loans) and the increased yield earned on these interest-earning assets due to the rising interest environment during 2005. The increase in net interest income for 2004 as compared to 2003 was also due primarily to higher outstanding loan portfolio balances. The increases in interest-earning assets reflect our strategy of continuing to grow our loan portfolio. Our income is heavily dependent on our net interest income since our non-interest income is not significant.
Interest Income
Total interest income increased 70% to $22.9 million for 2005, as compared to $13.5 million for 2004. Total interest income for 2004 increased 35% from $10.0 million for 2003. Interest income on loans totaled $20.5 million for 2005, $12.6 million for 2004, and $9.3 million for 2003. Substantially, all interest income in each period is derived from loans.
The increases in interest income from period to period reflect the increases in the average balance of loans receivable. Yield on loans that declined from 7.43% at December 31, 2003, to 7.26% at December 31, 2004 have now increased to 8.06% at December 31, 2005. A rising interest rate environment in 2005 and our higher percentage of adjustable rate loans have contributed to the improved loan yield in 2005.
Interest Expense
Total interest expense for 2005 was $6.6 million as compared to $2.7 million for 2004 and $3.0 million for 2003. Increased total deposits and other borrowings combined with a rising interest environment in 2005 caused interest expense as well as cost of fund yield to be higher in 2005 as compared to prior periods. The average balance of interest-bearing liabilities has increased from $166 million for 2004 to $250 million for 2005.
For 2004 as compared to 2003, the effect on interest expense of the increase in the average balance of liabilities was partially offset by a decline in the average rate paid on deposits due to the general decline in market rates of interest during such periods. The average rate paid on interest-bearing deposits declined from 2.12% for 2003 to 1.62% for 2004.

Interest expense on borrowings for 2005 consisted of the Federal Home Loan Bank borrowing of $15 million at a rate of 4.07% for three years that will mature on June 23, 2008 and the note payable associated with the purchase of the Sahara Branch office in Las Vegas, Nevada in 2002. This note payable carries an interest rate of 7.13% with a remaining term to maturity of 7 years and 7 months from December 31, 2005.
Interest expense on borrowings for 2004 consisted of Federal discount window borrowings for three days and the note payable associated with the purchase of the Sahara Branch office as stated above.
Net Interest Margin
The net interest margin at December 31, 2005 of 5.04% improved 0.11% from 4.93% at December 31, 2004 due primarily to the positive effect of the rising interest rate environment on our asset-sensitive balance sheet attributed to a higher percentage of adjustable and variable rate loans.
Our adjustable and variable rate loans represent 93% of our loan portfolio as of December 31, 2005. In periods of rising interest rates, such as the year 2005 when the prime rate increased 200 basis points, our net interest margin benefited as our loans repriced faster than our deposits. However, given the present interest rate environment and the intense competition for deposits, it will be a challenge for us to maintain the same interest rate margin in 2006.
The net interest margin at December 31, 2004 of 4.93% improved 0.69% from 4.24% at December 31, 2003. This improvement was due primarily to lower cost of funds on deposits. Cost of funds on interest-bearing liabilities decreased 0.51% from 2.14% at December 31, 2003 to 1.63% at December 31, 2004.
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
Table 1
Consolidated Average Balances and Interest Rates

	Years Ended December 31,
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost	Balance (1)	Expense	Cost	Balance (1)	Expense	Cost
	(Dollars in thousands)
Assets
Earning assets:
Loans (2) (3) (4)	$254,423	$20,496	8.06%	$172,967	$12,563	7.26%	$125,794	$9,349	7.43%
Federal funds sold (5)	21,704	716	3.30%	18,447	257	1.39%	18,224	200	1.10%
Interest bearing deposits (5)	8,957	290	3.24%	11,576	244	2.11%	10,631	228	2.14%
Investment securities (5)	37,905	1,405	3.71%	15,098	394	2.61%	10,594	229	2.16%
Federal Home Loan Bank Stock (5)	542	15	2.77%	—	—	—	—	—	—

Total earning assets and interest income	323,531	22,922	7.08%	218,088	13,458	6.17%	165,243	10,006	6.06%

Non-interest earning assets:

	Years Ended December 31,
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost	Balance (1)	Expense	Cost	Balance (1)	Expense	Cost
	(Dollars in thousands)
Cash and due from banks	8,434			7,386			4,402
Premises and equipment	6,500			4,382			4,557
Other assets	1,900			1,702			917
Allowance for credit losses	(2,564)			(1,976)			(1,353)

Total assets	$337,801			$229,582			$173,766

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$80,855	$1,200	1.48%	$69,771	$628	0.90%	$56,504	$619	1.10%
Savings deposits	12,027	142	1.18%	11,629	57	0.49%	8,478	70	0.83%
Time deposits $100,000 or more	65,247	2,079	3.19%	32,502	728	2.24%	29,617	871	2.94%
Other time deposits	83,757	2,826	3.37%	51,439	1,259	2.45%	44,491	1,394	3.13%
Short-term borrowings	—	—	—	76	1	1.32%	—	—	—
Long-term borrowings	8,420	362	4.30%	487	35	7.19%	524	38	7.25%

Total interest bearing liabilities	250,306	6,609	2.64%	165,904	2,708	1.63%	139,614	2,992	2.14%
Noninterest-bearing liabilities:
Demand deposits	46,870			40,877			19,369
Other liabilities	1,549			817			687
Stockholders’ equity	39,076			21,984			14,096

Total liabilities and stockholders’ equity	$337,801			$229,582			$173,766

Net Interest Spread (6)			4.44%			4.54%			3.92%
Net interest income/margin (7)		$16,313	5.04%		$10,750	4.93%		$7,014	4.24%

(1)	Average balances are obtained from the best available daily data.

(2)	Loans are gross of allowance for credit losses but after unearned fees.

(3)	Non-accruing loans are included in the average balances.

(4)	Fee income is included in interest income.

(5)	All investments are taxable.

(6)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities

(7)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
Table 2
Analysis of Changes in Net Interest Income

	Increase/(Decrease) Due To
	Volume		Rate		Rate/Volume		Total Net Increase (Decrease)
	12/31/05	12/31/04	12/31/05	12/31/04	12/31/05	12/31/04	12/31/05	12/31/04
Earning assets:
Loans	$5,916	$3,506	$1,371	$(212)	$646	$(80)	$7,933	$3,214
Federal funds sold	45	2	352	54	62	1	459	57
Interest bearing deposits	(55)	20	131	(4)	(30)	0	46	16
Investment and other securities	609	97	164	47	253	21	1,026	165

	Increase/(Decrease) Due To
	Volume		Rate		Rate/Volume		Total Net Increase (Decrease)
	12/31/05	12/31/04	12/31/05	12/31/04	12/31/05	12/31/04	12/31/05	12/31/04
Interest income	6,515	3,625	2,018	(115)	931	(58)	9,464	3,452

Interest bearing liabilities:
Interest bearing demand deposits	100	145	407	(110)	65	(26)	572	9
Savings deposits	2	26	80	(28)	3	(11)	85	(13)
Time deposits $100,000 or more	733	85	308	(208)	310	(20)	1,351	(143)
Other time deposits	791	218	477	(305)	299	(48)	1,567	(135)

Total interest bearing deposits	1,626	474	1,272	(651)	677	(105)	3,575	(282)

Short-term borrowings	(1)	0	(1)	0	1	1	(1)	1
Long-term borrowings	570	(3)	(14)	0	(229)	0	327	(3)

Total interest expense	2,195	471	1,257	(651)	449	(104)	3,901	(284)

Net interest income	$4,320	$3,154	$761	$536	$482	$46	$5,563	$3,736

Provision for Loan losses
We recorded provisions for loan losses of $777,000 for 2005 and $632,000 for 2004 as compared to $478,000 for 2003, primarily to reflect the growth in the loan portfolio. The provisions we established during 2005, 2004, and 2003 were made in order to maintain the allowance for loan losses at what we believed to be an adequate level.
The assessment of the adequacy of the allowance for loan losses is based upon a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, levels and trends in asset classifications, change in volume and mix of loans, and collateral values. Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon our assessment of the credit risk in the portfolio, historical loan loss experience and our loan underwriting policies.
We believe that our allowance for loan losses at December 31, 2005 was adequate. Nevertheless, there can be no assurance that additions to such allowance will not be necessary in future periods, particularly as we continue to grow the loan portfolio and if there are any changes in the robust local economy. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan portfolio and the sufficiency of the allowance for loan losses from their perspective as the regulators. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.
Non-Interest Income
Non-interest income consists primarily of income earned on banking and service charge fees. Non-interest income for 2005 of $262,000 was lower than 2004 and 2003 of $295,000 and $296,000, respectively. Higher average balances on deposit accounts maintained by the customers continued to hold down service charge income.

Table 3 presents the major components of non-interest income.
Table 3
Non-Interest Income

	Noninterest Income
	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Banking and service charge fees	$191	$255	$236
Gain (loss) on sale of securities	0	(6)	18
Other income	71	46	42

Total noninterest income	$262	$295	$296

Non-Interest Expense
Total non-interest expense increased to $7.3 million in 2005 as compared to $5.5 million for 2004 and $4.7 million for 2003. As a percentage of average earning assets, total operating expense was 2.25% in 2005 as compared to 2.54% for 2004, and 2.86% for 2003. This positive trend reflects our efforts to control expense while pursuing growth.
The overhead efficiency ratio for all the periods under review declined due to our growth and expense control. The overhead efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities. The overhead efficiency ratio was 43.98% for 2005 as compared to 50.16% for 2004 and 64.80% for 2003.
Table 4 shows the major components of non-interest expense.
Table 4
Non-Interest Expense

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$3,887	$3,130	$2,521
Occupancy and equipment	766	573	589
Data processing	431	347	311
Legal, professional and consulting	321	258	300
Office supplies & printing	281	154	127
Outside services	248	251	227
Advertising and public relations	211	138	133
Telephone	205	158	123
Director fees	198	114	89
Federal Reserve Bank & correspondent bank fees	96	112	81
Other	646	308	224

Total noninterest expense	$7,290	$5,543	$4,725

As a % of average earning assets	2.25%	2.54%	2.86%
Efficiency Ratio (1)	43.98%	50.16%	64.80%

(1)	Efficiency ratio represents noninterest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and noninterest income, excluding gains or (losses) on sales of securities.
Salaries and employee benefits increased $757,000 or 24% to $3.9 million for 2005 as compared to $3.1 million for 2004. This increase was due to new hires associated with our 4th branch opened in the 3rd quarter of 2005 and the 5th branch opened in the 1st quarter of 2006 along with other supporting personnel, salary adjustments for existing employees, and $609,000 in year-end incentive payouts for various personnel. Salaries and employee benefits increased $609,000 or 24% to $3.1 million for 2004 as compared to $2.5 million for 2003. This increase was due to new hires, salary adjustments, and $449,000 in year-end incentive payouts for various personnel.
Occupancy and equipment expense was $766,000 for 2005 as compared to $573,000 for 2004. The occupation of our new headquarters and the opening of our 4th branch in the 3rd quarter of 2005 contributed to the increase in this expense as compared to the prior period. Occupancy and equipment expense for 2004 was relatively flat as compared to 2003 of $589,000, as no new branch opening has occurred since 2002.
Data processing expense was $431,000 for 2005 as compared to $347,000 for 2004 and $311,000 for 2003 Variances between these years were due primarily to higher volume of loan and deposit accounts and transactions being processed.
Legal, professional and consulting expense was $321,000 for 2005 as compared to $258,000 for 2004. The increase in this expense category was due to being a public company and incurring expenses associated with the SEC reporting filings and the SOX404 compliance (Sarbanes-Oxley section 404). Legal, professional and consulting expense decreased $42,000 or 14% for 2004 as compared to $300,000 for 2003. This decrease was due primarily to lower legal expense associated with a loan foreclosure and the equipment lease agreement lawsuit, which were both settled in the last quarter of 2003.
Advertising and public relations expenses for 2005, 2004, and 2003, were $211,000, $138,000, and $133,000, respectively. Higher advertising and public relations activities in 2005 contributed to the increase in this expense for 2005.
Outside services expense for 2005 was $248,000 as compared to $251,000 for 2004 and $227,000 for 2003. Variances between these years were due to higher courier and armored-car expenses between branches as well as ATM network processing costs associated with higher transaction volume.
Other operating expenses for 2005 were $1.4 million as compared to $846,000 for 2004 and $644,000 for 2003. The increases between years were due to higher insurance expense, travel expense, director fees, telephone expense, loan collection expense, printing and supplies and bank correspondent bank fees associated with more loan and deposit activities.
Income Taxes
Income tax expense for 2005 was $2.9 million as compared to $1.7 million for 2004 and $708,000 for 2003 reflecting an effective tax rate of 34%. The effective tax rate (income tax expense divided by net income before taxes) for each period approximates the maximum U.S. federal income tax rate of 35% for each year.
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
The major components of the investment portfolio are: (i) “Fed Funds Sold”, which are temporary overnight sales of excess funds to correspondent banks, (ii) interest-bearing deposits at other financial institutions and (iii) investment securities. Fed funds sold totaled $31 million at December 31, 2005, $18 million at December 31, 2004, and $9 million at December 31, 2003. Fluctuation in Fed funds sold from year to year was due to our cash flow activities and the daily liquidity that we need to maintain to meet loan originations, large deposit account activities, and day-to-day operations.
Interest-bearing deposits at other financial institutions consist of certificates of deposit and money market deposit accounts spread over many financial institutions to take advantage of 100% Federal Deposit Insurance coverage. These interest-bearing deposits totaled $9.2 million at December 31 2005 and 2004, and $14.9 million at December 31, 2003. All of these interest-bearing deposits have a maturity date of two years or less.
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
Our securities portfolio is managed in accordance with guidelines set by our Investment Policy. Our chief executive officer and chief financial officer, in accordance with a comprehensive written Investment Policy, manage specific day-to-day transactions affecting the securities portfolio. These securities activities are reviewed monthly or more often, as needed, by the Management Asset Liability Committee and are reported monthly to the board of directors.
The Investment Policy, which addresses strategies, types and levels of allowable investments is reviewed and approved annually by the board of directors. The Policy authorizes us to invest in a variety of highly liquid, investment grade fixed-income, U.S. Government and agency securities and other investment securities, subject to various limitations. The Investment Policy limits the amount we can invest in various types of securities, places limits on terms of securities, and limits the securities dealers that we can conduct business with.
Although the policies permit us to invest in any investment grade securities, as of December 31, 2005, all of the investments have consisted of AAA-rated U.S. Government agency, mortgage-backed securities and collateralized mortgage obligations that are insured or guaranteed by U.S. government agencies or government-sponsored enterprises. At December 31, 2005, the consolidated securities portfolio consisted of $29 million of U.S. Government agency securities, $6 million of mortgage-backed securities and $1 million of collateralized mortgage obligations.
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

Table 5
Composition of the Securities Portfolio

	At December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
US Government agency securities	$28,957	$28,452	$29,941	$29,863	$18,979	$19,006
Mortgage backed securities	6,224	6,007	4,673	4,625	—	—
Collateralized Mortgage Obligations	1,390	1,354	1,931	1,925	—	—

Total	$36,571	$35,813	$36,545	$36,413	$18,979	$19,006

Table 6
Securities Maturity Distribution and
Weighted-Average Yield to Maturity

	At December 31, 2005
	One Year		Over One Year		Over Five Years
	or Less		Through Five Years		Through Ten Years		Over Ten Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
				(Dollars in thousands)
US Government agency securities	$8,898	2.34%	$19,554	4.05%	—	—	—	—
Mortgage backed securities	—	—	—	—	3,068	3.91%	2,939	4.41%
Collateralized Mortgage Obligations	—	—	—	—	622	4.26%	732	4.34%

Total	$8,898	2.34%	$19,554	4.05%	$3,690	3.97%	$3,671	4.40%

(1)	Weighted yield.
Loans
Our net loan portfolio after unearned fees and allowance for loan losses grew $103 million in 2005 primarily in the construction, land development and raw land categories. The construction and land development category increased $81 million or 186% from December 31, 2004 to December 31, 2005 reflective of the current market in the Las Vegas area. The raw land category increased $20 million or 75% for the same period. On a gross basis, we have originated $216 million worth of loans in 2005 as compared to $167 million in 2004. This means that in order to grow our loan portfolio by $103 million in 2005, we had to generate more than double that amount of new loans ($216 million) to offset loan payoffs during the year.
The loan growth, consisting primarily of commercial loans and commercial real estate, was also very strong in 2004. Net loans increased 47% to $196.1 million at December 31, 2004 as compared to $133.8 million at December 31, 2003. At December 31, 2002, and 2001, net loans were $113.1 million, and $92.2 million, respectively. This steady growth is consistent with the current focus and strategy to grow the loan portfolio. Commercial loans, both real estate and non-real estate related loans, made up the majority of the originations and are likely to continue to be the principle types of loans originated, as they represent our expertise and support our strategic plan for growth and profitability.
Our commercial loan growth during 2005 was centered in commercial real estate loans, specifically in construction of commercial retail, industrial, and office properties. Additionally, the Las Vegas real estate market drove an increase in land development and raw land loans.

A distribution of the loan portfolio as of December 31, 2005 is presented in Table 7 based on the type of loans at the dates indicated.
Table 7
Distribution of Loan Portfolio

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	2003	Percent	Amount	Percent	Amount	Percent
				(Dollars in thousands)
Construction and land development loans	$124,217	40.95%	$43,460	21.83%	$21,324	15.70%	$17,862	15.55%	$10,452	11.16%
Raw land loans	47,939	15.80%	27,468	13.80%	18,446	13.57%	12,542	10.93%	3,943	4.21%
Commercial real estate loans	90,944	29.98%	90,455	45.45%	65,793	48.42%	50,066	43.62%	45,073	48.13%
Commercial and industrial loans	33,605	11.08%	31,726	15.94%	24,900	18.32%	26,310	22.92%	29,310	31.30%
Other loans	6,641	2.19%	5,926	2.98%	5,420	3.99%	8,009	6.98%	4,871	5.20%

Total loans	303,346	100.00%	199,035	100.00%	135,883	100.00%	114,789	100.00%	93,649	100.00%

Allowance for loan losses	(3,022)		(2,113)		(1,563)		(1,222)		(947)
Unearned net loan fees	(1,060)		(765)		(525)		(488)		(530)

Net loans	$299,264		$196,157		$133,795		$113,079		$92,172

The following Table 8 sets forth information at December 31, 2005 regarding the dollar amount of loans maturing in portfolio based on the contractual terms to maturity or scheduled amortization, excluding potential prepayments.
Table 8
Maturities of Loan Portfolio

	At December 31, 2005
	One Year	One to	After
	or less	Five Years	Five Years	Total
		(Dollars in thousands)
Construction and land development loans	$98,655	$14,832	$10,730	$124,217
Raw land loans	43,469	4,420	50	47,939
Commercial real estate loans	3,539	15,783	71,622	90,944
Commercial and industrial loans	22,740	10,028	837	33,605
Other loans	2,741	3,900	—	6,641

Total loans	$171,144	$48,963	$83,239	$303,346

The following Table 9 sets forth the dollar amount of loans held for investment due more than one year from December 31, 2005 as shown in preceding tables, which have fixed interest rates or floating or adjustable interest rates.

Table 9
Fixed Rates and Adjustable Rates of Loan Portfolio
Due After One Year

	At December 31, 2005
		Floating or
	Fixed	Adjustable
	Rate	Rate	Total
	(Dollars in thousands)
Construction and land development loans	$3,028	$22,534	$25,562
Raw land loans	2,682	1,788	4,470
Commercial real estate loans	1,091	86,314	87,405
Commercial and industrial loans	6,408	4,457	10,865
Other loans	726	3,174	3,900

Total	$13,935	$118,267	$132,202

Deposits
Deposits totaled $332 million at December 31, 2005 as compared to $236 million at December 31, 2004. This represents an increase of $96 million or 41%. Of the $96 million increase, money market accounts represent $25 million of that increased total while time deposits represent $70 million of the growth in total deposits. Our total non-interest bearing demand deposits have also increased by $3 million or 8% from 2004. We ran several one-year -term time deposit promotions during 2005 to generate needed deposits to meet our loan origination funding needs. Deposits increased $66 million or 39% in 2004 from 2003. This strong deposit growth was due primarily to an increase in deposits from the business customers resulting from the Sahara Branch opening in 2002 as well as time deposit promotions conducted during the year. Non-interest bearing deposits grew $16 million or 59% from December 31, 2003 to December 31, 2004, primarily in the business deposit category. Time deposits grew $42 million or 61% from December 31, 2003 to December 31, 2004, primarily in the one-year term of less than $100,000 category resulting from the promotions conducted during the last quarter of 2004. Total deposits at December 31, 2003 were $170 million.
An important balance sheet component impacting the net interest margin is the composition and cost of the deposit base. We can improve the net interest margin to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, which are non-interest bearing demand, NOW accounts, savings accounts, money market deposit accounts and time deposits under $100,000. We attempt to price these deposit products in order to promote deposit growth and satisfy the liquidity requirements and offer a variety of deposit products in order to satisfy the needs of our clients. However, it should be noted that funding in the financial services industry has become increasingly competitive and challenging, especially in lower cost core deposits. Accordingly, our ability to attract and retain core deposits could impact our net interest margin.
Through the branch network in Las Vegas, Henderson and Pahrump, Nevada, we provide a wide array of deposit products. We have historically relied upon, and expect to continue to rely upon, deposits to satisfy the needs for sources of funds. We offer regular checking, savings, NOW and money market deposit accounts; fixed-rate, fixed maturity retail certificates of deposit ranging in terms from 30 days to five years; individual retirement accounts and non-retail certificates of deposit consisting of jumbo (generally greater than or equal to $100,000) certificates.
We have historically relied upon, and expect to continue to rely upon, higher interest bearing certificates of deposit to attract deposit market share and provide us with a source of funds. However, we have also been focusing on increasing our non-time deposits. We intend to continue these efforts to attract these types of deposit from our business lending relationships in order to reduce the cost of funds and improve the net interest margin.
The growth of deposit accounts in the demand, NOW, and time deposit areas has primarily come from new customers walking into a branch facility, previous customers well known to staff or management bringing their relationships to us, or as the result of calls made by staff, officers, or directors to certain prospective or potential customers. We strive to establish both deposit and loan relationships with all of our customers.
As of December 31, 2005, we had $179 million of time deposits, consisting of $93 million with balances less than $100,000 and $86 million of jumbo certificates. Time deposits represent 54% of our deposit portfolio at December 31, 2005. We have maintained or reduced our reliance on time deposits and have been promoting our non-time deposit products, which have proved successful in attracting a significant amount of such deposits. At December 31, 2005, the non-time deposit accounts totaled $153 million, or 46% of total deposits.

We have increased our emphasis on attracting retail deposits from both business and high net worth private client relationships. The money market deposit accounts are obtained from both businesses and high net worth individuals, families, and trusts. We have been successful in attracting deposits from the business lending relationships. These businesses include property management companies, community associations, title and escrow companies, law firms and other middle-market businesses. We intend to continue to focus on such clients as well as middle market businesses in and around our market area.
The following Table 10 reflects the average rates and average balance of deposit categories for the periods indicated.
Table 10
Average Rates and Average Balances of Deposits

	At Years Ended December 31
	2005		2004		2003
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
			(Dollars in thousands)
Noninterest-bearing demand deposits	$46,870	0.00%	$40,877	0.00%	$19,369	0.00%

Interest-bearing demand deposits	80,855	1.48%	69,771	0.90%	56,504	1.10%
Savings deposits	12,027	1.18%	11,629	0.49%	8,478	0.83%
Time deposits $100,000 or more	65,247	3.19%	32,502	2.24%	29,617	2.94%
Other time deposits	83,757	3.37%	51,439	2.45%	44,491	3.13%

Total interest-bearing deposits	241,886	2.58%	165,341	1.62%	139,090	2.12%

Total deposits	$288,756	2.16%	$206,218	1.30%	$158,459	1.86%

The following Table 11 reflects deposit ending balances by category as of the dates indicated.
Table 11
Deposit Distribution

	At December 31,
	2005		2004		2003
		Percent of		Percent of		Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
			(Dollars in thousands)
Transaction accounts:
Savings accounts	$13,081	3.93%	$13,411	5.68%	$9,557	5.63%
Money market deposit accounts	77,159	23.21%	52,126	22.07%	50,194	29.55%
NOW accounts	16,740	5.04%	18,102	7.66%	14,817	8.73%
Noninterest-bearing demand accounts	46,030	13.85%	42,664	18.06%	26,839	15.81%

Total transaction accounts	153,010	46.03%	126,303	53.47%	101,407	59.72%

Time Deposits:
90-day	1,033	0.30%	721	0.31%	218	0.13%
180-day	7,663	2.31%	3,114	1.32%	3,330	1.96%
One-year	161,924	48.71%	81,170	34.36%	31,001	18.26%

	At December 31,
	2005		2004		2003
		Percent of		Percent of		Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
			(Dollars in thousands)
Over one year	8,806	2.65%	24,903	10.54%	33,842	19.93%

Total time deposits	179,426	53.97%	109,908	46.53%	68,391	40.28%

Total Deposits	$332,436	100.00%	$236,211	100.00%	$169,798	100.00%

The following Table 12 sets forth the maturities of time deposits having principal amounts of $100,000 or more at December 31, 2005.
Table 12
Maturities Distribution of $100,000 or More Time Deposits

Amount
(In thousands)
Time deposits maturing:
Three months or less	$31,072
Over three through six months	8,883
Over six through twelve months	46,006
Over twelve months	676

Total	$86,637

Borrowings
We may occasionally use the Fed funds line of credit and short-term Federal Discount Window borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The borrowing line at the Federal Discount Window is dependent on the level of pledged collateral. There was a total of $10 million available from this source at December 31, 2005 and 2004. An uncommitted line of credit of $6 million is available from a correspondent bank as of December 31, 2005. As of December 31, 2005, 2004 and 2003, no funds had been drawn from either of these sources.
We also have a commitment from the Federal Home Loan Bank of San Francisco (FHLB) for advances. Borrowing capacity is determined based on collateral pledged, generally consisting of loans and securities, at the time of the advance. During the quarter ended June 30, 2005, we took a $15 million advance, with a maturity date of June 23, 2008 at a rate of 4.07%, secured by securities with a carrying value of $15,661,000 as of December 31, 2005. Advances from the FHLB at December 31, 2005 and December 31, 2004 were $15,000,000 and $0, respectively.
Other borrowed funds as of December 31, 2005, consisted of a $425,000 note payable to a third party, which we entered into in connection with the purchase of the Sahara Branch office in Las Vegas. This note carries an interest rate of 7.13% with a remaining term of 7 years and 7 months.
Since growth in core deposits may be at intervals different from loan demand, we may follow a pattern of funding irregular growth in assets with overnight and other short-term borrowings, which are then replaced with core deposits. This temporary funding source is likely to be utilized for generally short-term periods, although no assurance can be given that this will, in fact, occur.
Asset Quality
We maintain a loan grading system consisting of eight different categories. The first three are considered satisfactory. The other five grades range from a “Watch” category to a “Loss” category. Grading is checked annually for the majority of the portfolio through an audit process originated at our credit administration level, and by periodic audits by an independent firm. This process insures a current assessment of the portfolio at the end of each quarter.

All loan commitments are reviewed or approved by the Loan Committee of the Board of Directors, or by the Board as a whole. The Chief Credit Officer reviews all classified assets monthly to determine if the reserve allocated is sufficient based on the heightened risk. The Board of Directors approves policy guidelines.
Loan Delinquencies
When a borrower fails to make a committed payment, we attempt to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made prior to the 15th day after a payment is due, at which time a late payment is assessed. In most cases, deficiencies are cured promptly. The loan is reported as past due when it exceeds 30 days delinquency. If the loan is protected by collateral of sufficient value, we will generally wait 90 days following delinquency to initiate foreclosure. If the loan is not protected by collateral of sufficient value, we will initiate foreclosure, or take whatever steps are deemed necessary to protect our interests, prior to 90 days following delinquency.
Credit Risk
Credit Risk is defined as the risk that borrowers or counter parties will not be able to repay their obligations to us. Credit exposures reflect legally binding commitments for loans and financial and standby letters of credit and overnight overdrafts.
We are a community business bank domiciled in Las Vegas, NV. Real estate and construction lending services are our primary focus. Lending to commercial business borrowers is a secondary focus. In general, lending to non-business related consumers is limited. By its very nature, a community bank accepts a higher level of geographic concentration risk. Our revenue is generated from a concentration in real estate product and sources of repayment. In addition to product and geographic concentration, our customers are concentrated in construction trades and real property development. Our operating results could be adversely affected if economic conditions weakened the demand for new and/or existing real estate product. The industries that directly or indirectly service real estate would also be adversely affected. We do not anticipate adverse economic conditions near term. We monitor national and local economic conditions and attempts to mitigate risk with adequate underwriting margins and by loaning to experienced, financially strong, local builders and developers who personally guaranty their credit commitments.
No individual or single group of related accounts is considered material in relation to our assets or deposits or in relation to the overall business. However, approximately 88% and 83% of our loan portfolio at December 31, 2005 and 2004 consisted of real estate-secured loans, including commercial loans secured by real estate, construction loans and real estate mortgage loans, respectively. Moreover, our business activities are currently focused in the Clark and Nye County areas of Nevada, including Las Vegas. Consequently, our business is dependent on the trends of this regional economy, and in particular, the commercial and residential real estate markets. At December 31, 2005 we had 105 loans in excess of $1 million each, totaling $226 million or 75% of the loan portfolio. At December 31, 2004 we had 68 loans in excess of $1 million each, totaling $127 million or 64% of the loan portfolio. Approximately 4% and 3% of our loan portfolio was unsecured at December 31, 2005 and 2004, respectively.
Non-performing Loans
Non-performing loans are defined as non-accrual loans and loans 90 days or more overdue but still accruing interest. Troubled debt restructurings are defined as loans that we have agreed to modify by accepting below-market terms, either by granting interest rate concessions or by deferring principal and/or interest payments. Loans are placed on non-accrual status when, in our judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual, which is generally when the loan becomes 90 days delinquent. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. At December 31, 2005, we had two non-accrual loans totaled $129,000. At December 31, 2004, 2003, 2002, and 2001 we had non-performing loans of $170,000, $804,000, $536,000 and $2.4 million, respectively.

Table 13 presents a five-year history of non-performing assets and accruing loans past due 90 days or more.
Table 13
Non-Performing Assets and Accruing Loans Past Due 90 Days or More

	Nonaccrual, Past Due and Restructured Loans
	At December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Nonaccrual	$129	$170	$704	$465	$2,265
Past due 90 days or more	36	—	100	71	116
Restructured loans	—	—	—	—	—

Total	$165	$170	$804	$536	$2,381

Table 14 presents foregone interest on non-accrual loans.
Table 14
Foregone Interest on Non-Accrual Loans

	Gross interest income and
	Recognized interest income
	For the Year Ended
	December 31, 2005
	Gross	Recognized
	(Dollars in thousands)
Nonaccrual	$17	$1
Restructured loans	—	—

Total	$17	$1

Classified Assets
Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have the authority to identify problem assets, and, if appropriate, classify them. We have established four classifications for potential problem assets:
•	Watch List. Generally these are assets with some moderate, short-term weakness or suspected change in financial condition that should be corrected within six months. We will either upgrade the credit during that period, or downgrade the credit to a more severe grade as appropriate.
•	Special Mention. These assets have potential weaknesses that deserve the attention of management, but the issues are not strong enough to consider a more severe grade. Usually, this is a long-term problem that is likely to remain, with significant improvement or deterioration not expected. These loans have an adequate source of repayment or are protected by collateral.
•	Substandard. These assets have one or more defined weaknesses, and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. These assets are usually protected by collateral value, or tertiary support from a guarantor. These assets are characterized by the distinct possibility that we will sustain some loss if such weakness or deficiency is not corrected.

•	Doubtful. These assets have an extremely high possibility of loss, which is not determinable as to the amount or timing. At the point where a loss is identified, all or that portion deemed a loss is immediately classified as “Loss” and charged off.
•	Loss. These assets are considered uncollectable, and of such little value that carrying the asset on the books is not warranted. This classification does not mean that the asset has no eventual recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset, even though partial recovery may be affected in the future.
Internally classified loans at December 31, 2005 were composed of the following:
(Dollars in thousands)

Watch List	$3,900
Special Mention	501
Substandard	—
Doubtful	—
Loss	—

Total	$4,401

Allowance for Loan Losses
At December 31, 2005, the allowance for loan losses was $3.0 million as compared to $2.1 million at December 31, 2004, an increase of $910,000, or 43%. The ratio of the allowance for loan losses to total loans at December 31, 2005, 2004, 2003, 2002, and 2001 was 1.00%, 1.07%, 1.08%, 1.07%, and 1.02%, respectively. These ratios exclude unfunded commitment reserves which are reported as a part of other liabilities. The allowance for loan losses as a percentage of non-performing loans was 1,832% at December 31, 2005, compared to 1,291% at December 31, 2004. We believe the quality of the loan portfolio remains strong and that the allowance for loan losses is adequate in relation to credit risk exposure levels.
The provision for loan losses was $777,000, $632,000, and $478,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We believe the quality of the loan portfolio remains sound, the determination of the provision for loan losses amount was primarily due to increased loans outstanding.
We must maintain an adequate allowance for loan losses (“ALL”) based on a comprehensive methodology that assesses the probable losses inherent in the loan portfolio. The appropriateness of both the methodology and the adequacy of the allowance is the responsibility of the Chief Credit Officer as mandated by the Board of Directors.
Each quarter end, the Chief Credit Officer must assess the methodology and adequacy of the reserve, representing that it meets banking regulations and generally accepted accounting standards.
Like all financial institutions, we maintain an ALL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, change in volume and mix of loans and collateral values. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on collateral securing the credits, and the historical loss experience in the banking system in those categories.
Since we have neither extensive loss history with segregation nor a large sample of loans from inception to charge off, we do not use migration analysis to accurately anticipate future losses through that method. We rely heavily on the statistics provided through the FDIC regarding loss percentages experienced by banks in the Western United States to establish potential risk based on collateral type securing each loan. As additional comparison, we examine local peer group banks to determine the nature and scope of their losses to date. Finally, we closely examine each credit graded Special Mention and below to individually assess the appropriate loan loss reserve for that particular credit.
We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.
The allowance for loan losses reflects our judgment of the level of allowance adequate to absorb probable credit losses inherent in our loan portfolio. The board of directors has approved a policy formulated by us for a systematic analysis of the adequacy of the allowance. The major elements of the policy are: (i) a quarterly analysis of the amounts; (ii) approval by the board of directors of the quarterly analysis; and (iii) division of the reserve into specific allocation and unspecified reserve portions. The analysis is based on our assessment of the historic rate of losses, within the portfolio as well as the industry, in addition to concentration, segmentation, regional economic conditions, non-performing loan and asset levels, past due status, composition of the portfolio, and other factors.
Specific Allocations
All classified loans are carefully evaluated for loss portions or potential loss exposure. The evaluation occurs at the time the loan is classified and on a regular basis (at least every 90 days) thereafter. This evaluation is documented in a problem asset status report relating to a specific loan or relationship. Specific allocation of reserves considers the value of collateral, the financial condition of the borrower, and industry and current economic trends. We review the collateral value, cash flow, and tertiary support on each classified credit. Any deficiency outlined by the real estate collateral evaluation liquidation analysis, or cash flow shortfall is accounted for through a specific allocation reserve calculation for the loan.
General Allowances
Because loss experience at our company lacks the breadth and depth to establish a meaningful migration analysis, we have relied on statistics provided by the FDIC to analyze the loss potential. Using those factors, we have assigned a reserve factor to each type of collateral. These factors are applied toward the different portions of the loan portfolio made up of those different collateral types. The aggregate of those amounts measures the relative risk in the portfolio “pool” based on collateral types. We assume a homogenous loan portfolio based on collateral. If a particular type of collateral or geographic area carries a heightened risk, we evaluate all of the individual credits within that particular “pool” for the amount of reserve needed.
At least annually, every credit relationship over $750,000 gets reviewed for accuracy of grade using the Significant Credit Annual Review report. During this review, updated financial information is obtained and analyzed, and the collateral is scrutinized for any deterioration in value.
The following Table 15 sets forth the activity in the allowance for loan losses for the periods indicated.
Table 15
Allowance for Loan Losses

	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Balance at the beginning of period	$2,113	$1,457	$1,222	$947	$722
Charge-offs:
Construction and land development loans	—	(169)	—	—	(96)
Raw land loans	—	—	—	—	—

	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Commercial real estate loans	—	(150)	—	—	—
Commercial and industrial loans	—	(133)	(138)	(1,318)	(19)
Other loans	(11)	(16)	(12)	(3)	—

Total charge-offs	(11)	(468)	(150)	(1,321)	(115)
Recoveries:
Construction and land development loans	—	—	—	—	—
Raw land loans	—	—	—	—	—
Commercial real estate loans	—	2	—	—	—
Commercial and industrial loans	150	456	13	—	—
Other loans	—	10	—	—	—

Total recoveries	150	468	13	—	—
Net (charge-offs)/recoveries	139	—	(137)	(1,321)	(115)
Provision for loan losses	777	632	478	1,596	340
Unfunded commitment reserve adjustments (1)	(7)	24	(106)	—

Balance at end of period	$3,022	$2,113	$1,457	$1,222	$947

Allowance for loan losses as a percent of total loans	1.00%	1.07%	1.08%	1.07%	1.02%

Ratio of net charge-offs/(recoveries) to average loans — annualized	(0.05)%	0.00%	0.11%	1.27%	0.14%

(1)	To reflect the reclassification of unfunded commitments reserve reported in other liabilities.
The following Table 16 sets forth information concerning the allocation of the allowance for loan losses, which is maintained on the loan portfolio, by loan category at the dates indicated.
Table 16
Allocation of Allowance for Loan Losses

	At December 31,
	2005		2004		2003		2002		2001
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
					(Dollars in thousands)
Construction and land development loans	$526	40.95%	$713	21.83%	$503	15.70%	$178	15.55%	$124	11.16%
Raw land loans	180	15.80%	143	13.80%	46	13.57%	107	10.93%	34	4.21%
Commercial real estate loans	636	29.98%	540	45.45%	548	48.42%	607	43.62%	495	48.13%
Commercial and industrial loans	1,547	11.08%	741	15.94%	443	18.32%	264	22.92%	253	31.30%
Other loans	133	2.19%	58	2.98%	23	3.99%	66	6.98%	41	5.20%

Total	$3,022	100.00%	$2,195	100.00%	$1,563	100.00%	$1,222	100.00%	$947	100.00%

Market Risk
Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. As a financial institution, our market risk exposure is primarily that of interest rate risk. We have established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. We do not engage in trading of financial instruments and do not have any exposure to exchange rates.
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
Interest rate risk is managed in accordance with policies approved by our Board of Directors. We formulate strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, we consider the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economy, liquidity, business strategies and other factors. We meet regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market value of assets and liabilities, unrealized gains and losses, purchase and sales activities, commitments to originate loans and the maturities of investments. We use an analysis of relationships between interest-earning assets and interest-bearing liabilities to manage interest rate risk.
The following Table 17 presents our repricing gap at December 31, 2005. The table indicates that at December 31, 2005 we were liability sensitive up to twelve months. This would indicate a decrease in earnings in a rising rate environment.
Table 17
Gap Analysis

		More Than
	Within	One Year
	Twelve	to Five	Over Five
	Months	Years	Years	Total
		(Dollars in thousands)
Rate-Sensitive Assets:
Interest-bearing deposits at other financial institutions	$9,221	—	—	$9,221
Fed funds sold	30,575	—	—	30,575
Securities — all available for sale	8,898	23,086	3,829	35,813
Fed Home Loan Bank Stock	—	808	—	808
Construction and land development loans	157,608	14,548	—	172,156
Commercial real estate loans	13,989	75,955	1,000	90,944
Commercial and industrial loans	24,931	8,051	623	33,605
Other loans	2,895	3,746	—	6,641

Total Rate-Sensitive Assets	248,117	126,194	5,452	379,763

Rate-Sensitive Liabilities:

		More Than
	Within	One Year
	Twelve	to Five	Over Five
	Months	Years	Years	Total
		(Dollars in thousands)
Interest-bearing demand deposits	93,899	—	—	93,899
Savings deposits	13,081	—	—	13,081
Time deposits	177,888	1,538	—	179,426
Note payable	45	15,212	168	15,425

Total Rate-Sensitive Liabilities	$284,913	$16,750	$168	$301,831

Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(36,796)	$109,444	$5,284

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(36,796)	$72,648	$77,932

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities as a percentage of total assets	(9.41)%	18.57%	19.92%

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
As a result of the limitations inherent in gap analysis, we also use the “FinServ” asset liability management model, a proprietary dynamic system that incorporates data regarding our loans, investments, deposits and borrowings into an interest sensitivity analysis designed for financial institutions. This analysis measures interest rate risk by computing changes in net interest income and net interest margin in the event of assumed changes in interest rates. The analysis assesses the effect on net interest income and net interest margin in the event of an increase or decreases in interest rates, assuming that such increase or decrease occurs ratably over the next 12 months and remains constant over the subsequent 12 months. Our sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Federal Funds rate as measured by this model as of December 31, 2005 is presented in Table 18 below.
Table 18
Market Risk Exposures to Interest Rate Changes

Increase in	Net Interest Change		Decrease in	Net Interest Change
Interest Rates	$	%	Interest Rates	$	%
		(Dollars in thousands)
+1.00%	$503	3%	-1.00%	$(555)	(3)%
+2.00%	$1,040	6%	-2.00%	$(1,180)	(6)%
+3.00%	$1,612	9%	-3.00%	$(1,874)	(10)%
Accordingly, a rise of 1.00% in interest rates would result in an increase in the net interest income of $503,000, while a decline of 1.00% in interest rates would result in a decrease of $555,000 in the net interest income, in each case over the 12 months following December 31, 2005.
We believe that the assumptions used in its interest sensitivity analysis to evaluate the vulnerability of its net interest income to changes in interest rates are reasonable. However, the interest rate sensitivity of our assets and liabilities, and the estimated effects of changes in interest rates on net interest income, could vary substantially if different assumptions were used or if actual experience differs from the projections upon which they are based.

Liquidity and Capital Resources
Liquidity
The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and interest-bearing deposits at other financial institutions as well as its available-for-sale securities, is a result of our operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets that are generally matched to correspond to the maturity of liabilities. We have a borrowing line at our primary correspondent bank in the amount of $6 million, a borrowing line at the Federal Discount Window in the approximate amount of $10 million, and a remaining financing availability from the Federal Home Loan Bank of $78 million for a total available of $94 million for short- term and long-term funding.
We have a formal liquidity policy in place, and we believe, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60-90 days. At December 31, 2005, we had $81 million in liquid assets comprised of $36 million in cash and cash equivalents, $9 million in interest-bearing deposits at other financial institutions, and $36 million in available-for-sale securities. On a long term basis, our liquidity will be met by changing the relative distribution of its asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets. Further, we will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent bank as well as the Federal Discount Window and the Federal Home Loan Bank. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises.
Valley Bancorp is a company separate and apart from Valley Bank. It must provide for its own liquidity. At the current time, Valley Bancorp has no major liquidity needs of its own. However, with the completion of the initial registered public offering at the end of the third quarter of 2004, Valley Bancorp received additional capital of $17.1 million of which it contributed $15.5 million to Valley Bank as an additional paid-in capital. This offering allowed both Valley Bancorp and Valley Bank to enhance their capital and liquidity positions.
Our liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For 2005 net cash provided by operating activities was $6.8 million, compared to net cash provided by operating activities of $3.6 million for 2004. This variance from the prior period was due primarily to an increase in net income. For 2003, net cash provided by operating activities was $2.3 million. Net income adjusted for non-cash items was the primary source of cash for all periods. The improvement in cash provided by operating activities primarily as a result of the continued growth of the company is expected to continue, although no absolute assurance can be given, however, that this will occur.
Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities and interest-bearing deposits at other financial institutions. For 2005, 2004, and 2003, we originated $216 million $167 million and $84 million, respectively. Net increases in loans for the same periods were $103.7 million, $63.1 million and $21.4 million, respectively. Investment securities decreased to $35.8 million at December 31, 2005 from $36.4 million at December 31, 2004. Interest-bearing deposits remained the same at $9.2 million at December 31, 2005 and December 31, 2004. Investment securities and interest-bearing deposits were $19.0 million and $14.9 million at December 31, 2003.

Net cash used in all investing activities for 2005, 2004, and 2003 was $108 million, $75 million and $44 million, respectively. At December 31, 2005, we had outstanding loan commitments of $83 million and outstanding letters of credit of $3 million. We anticipate that we will have sufficient funds available to meet current loan commitments.
Net cash provided by financing activities has been impacted significantly by increases in deposit levels in 2005, 2004 and 2003; along with the $15 million borrowed from the Federal Home Loan Bank in 2005, and the completion of the initial registered public offering in 2004. During the years ended December 31, 2005, 2004 and 2003, deposits increased by $96 million, $66 million and $30 million, respectively. During the year ended December 31, 2004 and 2003, proceeds from the issuance of common stock also provided an additional $17.1 million and $3.3 million cash, respectively.
Capital Resources
At December 31, 2005, we had total stockholders’ equity of $42.0 million, comprised of $32.2 million in common stock and additional paid-in capital that included the additional $17.1 million raised in the initial registered public offering completed in the third quarter of 2004, $10.3 million in accumulated retained earnings, and $500,000 in accumulated other comprehensive loss. Total stockholders’ equity at December 31, 2004 was $36.2 million with common stock and additional paid-in capital equal to $31.6 million, retained earnings of $4.7 million and $87,000 in accumulated other comprehensive loss. The increase in the accumulated other comprehensive loss was due strictly to unrealized losses on available-for-sale securities as a result of the rising interest rate environment.
At December 31, 2005 and 2004, Valley Bancorp and Valley Bank exceeded the regulatory minimums and qualified as a “well-capitalized” institution under the regulations of Federal Reserve Bank and the Federal Deposit Insurance Corporation.
Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. Our objective is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs.
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
We use a variety of measures to evaluate the capital adequacy, with risk-based capital ratios calculated separately for Valley Bancorp and Valley Bank. We review these capital measurements on a quarterly basis and take appropriate action to ensure that they are within established internal and external guidelines.
The following Tables 19 and 20 reflect Valley Bancorp’s and Valley Bank’s actual levels of regulatory capital as of December 31, 2005 and the applicable minimum regulatory capital requirements as well as the regulatory capital requirements that apply to be deemed “well capitalized” pursuant to the prompt corrective action requirements.

Table 19
Valley Bancorp’s Equity Capital

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	42,467	11.02%	15,417	4.00%	n/a	n/a
Tier 1 capital to risk weighted assets (1)	42,467	12.54%	13,550	4.00%	n/a	n/a
Total capital to risk weighted assets (1)	45,575	13.45%	27,101	8.00%	n/a	n/a

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $385.4 million. Risk-based capital ratios are computed as a percentage of risk-weighted assets of $338.8 million.
Table 20
Valley Bank’s Equity Capital

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	40,309	10.52%	15,327	4.00%	19,159	5.00%
Tier 1 capital to risk weighted assets (1)	40,309	11.91%	13,535	4.00%	20,303	6.00%
Total capital to risk weighted assets (1)	43,417	12.83%	27,070	8.00%	33,838	10.00%

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $383.2 million. Risk-based capital ratios are computed as a percentage of risk-weighted assets of $338.4 million.

(2)	See “Supervision and Regulation — Capital Adequacy — Prompt Corrective Action.”
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
In the conduct of ordinary business operations, we routinely enter into contracts for services. These contracts may require payment for services to be provided in the future and may also contain penalty clauses for the early termination of the contracts. We are also a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of the customers. These financial instruments include commitments to extend credit and standby letters of credit. We do not believe that these off-balance sheet arrangements have a material current effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, but there can be no assurance that such arrangements will not have a future effect.

The following Tables 21 and 22 present the contractual cash obligations and commercial commitments as of December 31, 2005.
Table 21
Off-Balance Sheet Arrangements

		Commitment Expiration Per Period
	Unfunded	One Year	One to	After
	Commitments	or less	Five years	Five Years
		(Dollars in thousands)
Construction and land development loans	$59,156	$49,893	$9,263	—
Raw land loans	1,558	1,486	72	—
Commercial real estate loans	411	411	—	—
Commercial and industrial loans	16,710	15,396	1,314	—
Other loans	5,274	5,074	200	—
Financial standby letters of credit	3,135	25	3,110	—

Total unused commitments	$86,244	$72,285	$13,959	—

Table 22
Contractual Obligations

		Payment due period
		One Year	One to	After
	Total	or less	Five Years	Five Years
		(Dollars in thousands)
Operating lease	$256	$62	$194	—
Note payable (1)	15,425	45	15,380	—

Total contractual obligations	$15,681	$107	$15,574	—

(1)	Excludes interest payments. See Note 8 of “Notes to Consolidated Financial Statements.”
Item 7a. Qualitative and Quantitative Disclosures about Market Risk
See the Market Risk section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Valley Bancorp
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Valley Bancorp and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valley Bancorp and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three the years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN, LLP

McGladrey & Pullen, LLP
Las Vegas, Nevada
January 31, 2006
McGladrey & Pullen, LLP is an independent member firm of
RSM International, an affiliation of independent accounting
and consulting firms.

Valley Bancorp And Subsidiary
Consolidated Balance Sheets
As of December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$5,821,323	$8,054,489
Federal funds sold	30,575,000	17,850,000

Cash and cash equivalents	36,396,323	25,904,489
Interest-bearing deposits at other financial institutions	9,221,217	9,244,160
Securities available for sale at fair value (Notes 2 and 8)	35,813,461	36,412,828
Investment in Federal Home Loan Bank Stock, at cost	808,100	—
Loans, net of allowance for loan losses of $3,022,708 and $2,113,188, respectively (Notes 3, 7, 8 and 11)	299,263,562	196,156,715
Loans held for sale	—	163,829
Premises and equipment, net (Notes 4 and 8)	7,263,284	4,382,860
Accrued interest receivable	1,557,815	863,912
Deferred taxes, net (Note 6)	551,940	189,391
Other assets	287,630	387,180

Total assets	$391,163,332	$273,705,364

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$46,030,326	$42,664,063
Interest bearing:
Demand	93,898,937	70,228,073
Savings	13,081,289	13,411,583
Time, $100,000 and over (Note 5)	86,637,246	44,241,115
Other time (Note 5)	92,788,699	65,666,600

Total deposits	332,436,497	236,211,434
Accrued interest payable and other liabilities	1,334,728	772,976
Long-term debt (Note 8)	15,425,399	466,845

Total liabilities	349,196,624	237,451,255

Commitments and contingencies (Note 7)
Stockholders’ equity: (Notes 9, 10 and 12)
Preferred stock, $1.00 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.73 par value; 10,000,000 shares authorized; 2,827,681 shares issued and outstanding as of December 31, 2005 and 2,790,748 shares issued and outstanding as of December 31, 2004	2,064,207	2,037,246
Additional paid-in capital	30,106,603	29,616,955
Retained earnings	10,295,664	4,687,220
Accumulated other comprehensive loss	(499,766)	(87,312)

Total stockholders’ equity	41,966,708	36,254,109

Total liabilities and stockholders’ equity	$391,163,332	$273,705,364

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Income
For the Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income on:
Loans, including fees	$20,495,683	$12,562,589	$9,349,508
Securities available for sale	1,405,329	393,812	228,465
Federal funds sold and interest-bearing deposits at other financial institutions	1,005,413	501,526	428,440
Dividends from investment in Federal Home Loan Bank Stock	15,305	—	—

Total interest income	22,921,730	13,457,927	10,006,413

Interest expense on:
Deposits	6,247,141	2,671,813	2,954,656
Long-term debt and other borrowed funds (Note 8)	361,749	36,327	37,442

Total interest expense	6,608,890	2,708,140	2,992,098

Net interest income	16,312,840	10,749,787	7,014,315
Provision for loan losses (Note 3)	777,000	632,000	478,168

Net interest income after provision for loan losses	15,535,840	10,117,787	6,536,147

Other income:
Service charges on deposit accounts	191,376	255,047	236,091
Net gain (loss) on sale of available for sale securities (Note 2)	—	(6,155)	18,339
Other	70,668	46,341	41,384

Total other income	262,044	295,233	295,814

Other expense:
Salaries and employee benefits (Note 13)	3,886,956	3,129,950	2,520,915
Data processing	430,450	346,634	311,178
Occupancy (Note 7)	403,109	331,436	338,736
Equipment rentals, depreciation and maintenance	362,452	241,398	250,748
Legal, professional and consulting	320,950	258,012	299,660
Office supplies & printing	280,547	154,113	127,394
Outside services	248,318	251,341	226,979
Advertising and public relations	211,401	137,874	133,033
Telephone	204,620	158,397	123,186
Director fees	198,250	113,925	88,725
Federal Reserve Bank & correspondent bank fees	96,074	112,209	80,695
Other	646,267	307,642	224,229

Total other expense	7,289,394	5,542,931	4,725,478

Income before income taxes	8,508,490	4,870,089	2,106,483

Income tax expense (Note 6)	2,900,046	1,659,194	707,491

Net income	$5,608,444	$3,210,895	$1,398,992

Earnings per share:
Basic	$2.00	$1.59	$0.84
Diluted	$1.90	$1.53	$0.81
See Notes to Consolidated Financial Statements.

VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive
Description	Income	Shares	Amount	Capital	Earnings	Income	Total

Balance, December 31, 2002		1,438,130	$1,049,835	$10,102,554	$77,333	$6,488	$11,236,210
Proceeds from issuance of 252,473 shares of common stock at $12.50 per share, net of offering costs of $107,573		252,473	184,305	2,864,035	—	—	3,048,340
Comprehensive income:
Net income	$1,398,992	—	—	—	1,398,992	—	1,398,992
Other comprehensive income:
Unrealized gain on securities net of tax of $12,020	23,333
Less reclassification adjustment for gains included in net income, net of tax of $6,236	(12,103)

Net unrealized gain	11,230	—	—	—	—	11,230	11,230

	$1,410,222

Stock options exercised, including related tax benefit of $23,715 (Note 12)		34,875	25,459	277,256	—	—	302,715

Balance, December 31, 2003		1,725,478	1,259,599	13,243,845	1,476,325	17,718	15,997,487
Proceeds from issuance of 1,063,750 shares of common stock at $18.00 per share, net of offering costs of $837,211		1,063,750	776,537	16,359,027	—	—	17,135,564
Comprehensive income:
Net income	$3,210,895	—	—	—	3,210,895	—	3,210,895
Other comprehensive income:
Unrealized loss on securities net of tax of $56,199	(109,092)
Less reclassification adjustment for losses included in net income, net of tax of $2,093	4,062

Net unrealized loss	(105,030)	—	—	—	—	(105,030)	(105,030)

	$3,105,865

Stock options exercised (Note 12)		1,520	1,110	14,083	—	—	15,193

Balance, December 31, 2004		2,790,748	2,037,246	29,616,955	4,687,220	(87,312)	36,254,109

Comprehensive income:
Net income	$5,608,444	—	—	—	5,608,444	—	5,608,444
Other comprehensive income:
Unrealized loss on securities net of tax of $212,476	(412,454)	—	—	—	—	(412,454)	(412,454)

	$5,195,990

Stock options exercised, including related tax benefit of $24,127 (Note 12)		36,933	26,961	332,326	—	—	359,287
Tax benefit on disqualifying dispositions of common stock		—	—	157,322	—	—	157,322

Balance, December 31, 2005		2,827,681	$2,064,207	$30,106,603	$10,295,664	$(499,766)	$41,966,708

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Cash Flows
For the Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$5,608,444	$3,210,895	$1,398,992
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of premises and equipment	387,393	285,017	293,989
Loss on sale of other real estate owned	—	7,547	—
(Gain) loss on sale of securities available for sale	—	6,155	(18,339)
Deferred taxes	(150,073)	(111,734)	(17,077)
Tax benefit resulting from the exercise of nonqualified stock options	24,127	—	23,715
Tax benefit resulting from the disqualifying dispositions of common stock	157,322	—	—
Net accretion/amortization of investment discount/premium	(6,847)	(2,309)	21,960
Provision for loan losses	777,000	632,000	478,168
Increase in accrued interest receivable	(693,903)	(299,363)	(129,690)
(Increase) decrease in other assets	99,550	(237,562)	147,247
Increase in accrued interest payable and other liabilities	561,752	76,040	56,421

Net cash provided by operating activities	6,764,765	3,566,686	2,255,386

Cash Flows from Investing Activities:
Net increase in loans	(103,720,018)	(63,076,300)	(21,421,974)
Net (increase) decrease in interest bearing deposits at other financial institutions	22,943	5,621,246	(6,755,406)
Purchase of securities available for sale	(3,034,631)	(33,750,330)	(24,010,789)
Proceeds from the maturities of securities available for sale	3,015,915	2,192,967	3,000,000
Proceeds from the sale of securities available for sale	—	13,987,742	5,047,320
Purchase of Federal Home Loan Bank Stock	(808,100)	—	—
Proceeds from the sale of other real estate	—	220,626	—
Purchase of premises and equipment	(3,267,817)	(210,980)	(101,214)

Net cash used in investing activities	(107,791,708)	(75,015,029)	(44,242,063)

Cash Flows from Financing Activities:
Net increase in deposits	96,225,063	66,413,749	29,762,031
Principal payments on notes payable	(41,446)	(38,602)	(35,953)
Proceeds from FHLB borrowings	15,000,000	—	—
Proceeds from issuance of common stock	—	17,135,564	3,048,340
Proceeds from stock options exercised	335,160	15,193	279,000

Net cash provided by financing activities	111,518,777	83,525,904	33,053,418

Increase (decrease) in cash and cash equivalents	10,491,834	12,077,561	(8,933,259)
Cash and cash equivalents, beginning of year	25,904,489	13,826,928	22,760,187

Cash and cash equivalents, end of year	$36,396,323	$25,904,489	$13,826,928

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$6,141,173	$2,589,657	$3,081,044
Cash payments for taxes	$2,920,000	$1,750,000	$645,000
Supplemental Disclosure of Noncash Activity
Other real estate acquired in settlement of loans	—	—	$228,173
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
Note 1. Nature of Business and Summary of Significant Accounting Policies
Nature of business
Valley Bancorp (the Bancorp) is a bank holding company whose subsidiary, Valley Bank, is a Nevada State chartered bank that provides a full range of banking services to commercial and consumer customers through four branches as of December 31, 2005 and five branches as of January 30, 2006 located in Las Vegas, Henderson and Pahrump, Nevada. These entities are collectively referred to herein as the Company. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment.
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
The Company is required to maintain reserve balances in cash or on deposit with correspondent banks, based on percentage of deposits. The total of those reserve balances was approximately $2,076,000 and $2,101,000 at December 31, 2005 and 2004, respectively.
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
Federal Home Loan Bank Stock
The Company is a member of the Federal Home Loan Bank (FHLB). Members of the FHLB are required to maintain a minimum investment in FHLB stock based on outstanding mortgages, FHLB advances and letters of credit. FHLB is classified as a restricted investment security, carried at cost and evaluated for impairment.
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
Interest and fees on loans
Interest on a loan is recognized over the term of the loan and is calculated using the effective-interest method. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due.
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
Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company generally amortizes these amounts over the contractual life of the loan. Commitment fees on lines of credit and fees related to standby letters of credit are generally recognized over the commitment period.
Premises and equipment
Land is stated at cost. Building, equipment and furniture and fixtures are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally five to ten years for equipment and furniture and fixtures and 40 years for the building. Leasehold improvements are depreciated over the shorter of the lease term or the useful life.
Other real estate owned
Other real estate owned (OREO) is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances, to reduce the carrying amount to fair value less estimated costs to dispose, are recorded as necessary. Revenue and expense from the operations of OREO and changes in the valuation allowance are included in other expense.
Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income taxes
Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.
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

	Years Ended December 31,
	2005	2004	2003
Net Income As Reported	$5,608,444	$3,210,895	$1,398,992
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method For All Awards, Net Of Related Tax Effects	(71,444)	(62,895)	(162,992)

Proforma net income	$5,537,000	$3,148,000	$1,236,000

Basic earnings per share — As reported	$2.00	$1.59	$0.84
Basic earnings per share — Pro forma	$1.97	$1.56	$0.74

Diluted earnings per share — As reported	$1.90	$1.53	$0.81
Diluted earnings per share — Pro forma	$1.87	$1.50	$0.72
The proforma compensation cost was estimated using the Black-Scholes model for options granted in 2005 and the minimum value method for options granted in 2003 with the following assumptions:

	Options Granted in 2005		Options Granted in 2003
	Incentive	Nonqualified	Incentive	Nonqualified
	Stock Options	Stock Options	Stock Options	Stock Options
Fair value per optional share	$10.38	—	$4.22	$2.23
Expected life (years)	5	—	10	5
Risk-free interest rate	3.77%	—	4.00%	4.00%
Volatility factor	32%	—	N/A	N/A
Dividends rate	None	—	None	None

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
Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2005	2004	2003
Net income applicable to common stock	$5,608,444	$3,210,895	$1,398,992

Average number of common shares outstanding	2,809,608	2,017,094	1,659,750
Effect of dilutive options	146,580	86,830	56,994

Average number of common shares outstanding used to calculate diluted earnings per common share	2,956,188	2,103,924	1,716,744

Basic EPS	$2.00	$1.59	$0.84
Diluted EPS	$1.90	$1.53	$0.81
Comprehensive income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Comprehensive income for the years ended December 31, 2005, 2004 and 2003 is reflected in the consolidated statements of stockholders’ equity.
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
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2005 or 2004. The estimated fair value amounts for 2005 and 2004 have been measured as of year-end, and have not been re-evaluated or updated for purposes of these financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at year-end.
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
Federal Home Loan Bank Stock
Federal Home Loan Bank (FHLB) stock is stated at cost because FHLB stock is capital stock that is bought from and sold to the FHLB at par value and does not have a readily determinable fair value.
Loans
For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair value is based on carrying value. Variable rate loans comprised approximately 93% and 89% of the loan portfolio at December 31, 2005 and 2004, respectively. Fair value of all other loans is estimated based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the repricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.
Accrued interest receivable and payable
The carrying amounts reported in the balance sheet for accrued interest receivable and payable approximate their fair values.
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

Long-term debt
The fair values of the Company’s borrowings are estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.
Off-balance-sheet instruments
Fair value for off-balance-sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.
Reclassifications
The reserve for unfunded commitments of approximately $82,000 at December 31, 2004 has been reclassified from the allowance for loan losses to the other liability category on the consolidated balance sheets for the respective period pursuant AICPA Statement of Position 01-6 “Accounting by Certain Entities that Lend to or Finance the Activities of Others”. There was no change to previously reported net income or stockholders’ equity as a result of this reclassification.
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
The Statement is effective at the beginning of the first quarter of 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost will be recognized for (1) all awards granted after the required effective date and awards modified, cancelled, or repurchased after that date and (2) the portion of awards granted subsequent to the completion of the Company’s IPO and prior to the effective date for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under FAS 123. For all awards granted prior to the completion of the Company’s IPO, the Company will continue to apply the minimum value method for the pro forma disclosure purposes.
The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being the future compensation strategy which can have a material effect on our financial statements but cannot be determined at this time. The pro forma compensation costs presented (in the table above) and in prior filings for the Company have been calculated using the Black-Scholes model for options granted in 2005 and the minimum value method for options granted in 2003 and prior and may not be indicative of amounts which should be expected in future periods.

Note 2. Securities Available for Sale
Carrying amounts and the estimated fair value of securities available for sale have been summarized as follows:

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government Agencies	$28,957,018	—	$(504,718)	$28,452,300
Mortgage-backed Securities	6,223,543	—	(216,135)	6,007,408
Collateralized Mortgage Obligations	1,390,121	—	(36,368)	1,353,753

Total	$36,570,682	—	$(757,221)	$35,813,461

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
U.S. Government Agencies	$29,940,475	$66,992	$(144,757)	$29,862,710
Mortgage-backed Securities	4,673,383	—	(48,463)	4,624,920
Collateralized Mortgage Obligations	1,931,261	802	(6,865)	1,925,198

Total	$36,545,119	$67,794	$(200,085)	$36,412,828

At of December 31, 2005, the Company has pledged securities with a carrying value of $15,661,000 as collateral with the Federal Home Loan Bank. No securities were pledged as collateral as of December 31, 2004.
Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2005
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Government Agencies	$271,656	$13,695,050	$233,062	$14,757,250
Mortgage-backed Securities	—	—	216,135	6,007,408
Collateralized Mortgage Obligations	14,946	731,575	21,422	622,178

Total	$286,602	$14,426,625	$470,619	$21,386,836

	December 31, 2004
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Government Agencies	$119,931	$13,875,410	$24,826	$1,963,500
Mortgage-backed Securities	48,463	4,624,920	—	—
Collateralized Mortgage Obligations	6,865	931,288	—	—

Total	$175,259	$19,431,618	$24,826	$1,963,500

At December 31, 2005, thirty-nine debt securities have unrealized losses with aggregate depreciation of approximately 2% from the Company’s amortized cost-basis. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.
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
The amortized cost and fair value of securities available for sale as of December 31, 2005 by contractual maturities are shown below. Maturities may differ from contractual maturities in mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are also not included in the maturity categories in the following summary:

	At December 31, 2005
	Amortized	Fair
	Cost	Value
Due within one year	$8,995,778	$8,898,170
Due after one year through five years	19,961,240	19,554,130
Mortgage-backed Securities	6,223,543	6,007,408
Collateralized Mortgage Obligations	1,390,121	1,353,753

Total	$36,570,682	$35,813,461

There were no realized gains or losses for the year ended December 31, 2005. There were gross realized gains on sales of securities of $25,346 and $18,339 for the years ended December 31, 2004 and 2003 respectively. There were gross realized losses on sales of securities of $31,501 and $0 for the years ended December 31, 2004 and 2003 respectively.
Note 3. Loans
The composition of the Company’s loan portfolio was as follows:

	At December 31,
	2005	2004
Commercial, financial and industrial	$33,605,477	$31,726,393
Real Estate:
Commercial	90,944,361	90,454,931

	At December 31,
	2005	2004
Construction, raw land and land development	172,155,563	70,928,073
Residential	4,662,172	4,520,612
Consumer	1,978,744	1,404,676

	303,346,317	199,034,685
Deduct:
Unearned net loan fees	(1,060,047)	(764,782)
Allowance for loan losses	(3,022,708)	(2,113,188)

Net loans	$299,263,562	$196,156,715

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2005	2004	2003
Balance, beginning	$2,113,188	$1,456,854	$1,221,813
Provision for loan losses	777,000	632,000	478,168
Amounts recovered (Note 7)	150,196	468,110	12,654
Less amounts charged off (Note 7)	(10,960)	(468,529)	(149,523)
Adjustment for liability related to unfunded commitments	(6,716)	24,753	(106,258)

Balance, ending	$3,022,708	$2,113,188	$1,456,854

Information about impaired and nonaccrual loans as of and for the years ended December 31, 2005, 2004 and 2003 was as follows.

	December 31,
	2005	2004	2003
Impaired loans with a valuation allowance	$—	$—	$2,162,215
Impaired loans without a valuation allowance	129,352	169,589	141,377

Total impaired loans	$129,352	$169,589	$2,303,592

Related allowance for loan losses on impaired loans	$—	$—	$500,000

Nonaccrual loans	129,352	169,589	703,593

Loans past due 90 days or more and still accruing	35,836	—	100,000

Average balance during the year on impaired loans (based on quarter-end balances)	152,360	215,077	2,303,720

Interest income recognized on impaired loans	—	—	97,665

Note 4. Premises and Equipment
The major classes of premises and equipment and the total accumulated depreciation at December 31, 2005 and 2004 were as follows:

	At December 31,
	2005	2004
Land	$1,835,635	$1,410,635
Building and improvements	4,453,169	2,495,471
Equipment	1,588,739	1,126,782
Furniture, fixtures and other	994,226	594,866

	8,871,769	5,627,754
Less accumulated depreciation	(1,608,485)	(1,244,894)

Total premises and equipment	$7,263,284	$4,382,860

Note 5. Deposits
At December 31, 2005 the scheduled maturities of time certificates were as follows:

At December 31,
2005
Three months or less	$62,362,140
Over three months through one year	115,526,346
Over one year through three years	1,523,459
Over three years	14,000

$179,425,945

Note 6. Income Tax Matters
The provision for federal income taxes is comprised of the following for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
Current	$3,050,119	$1,770,928	$724,568
Deferred taxes	(150,073)	(111,734)	(17,077)

	$2,900,046	$1,659,194	$707,491

The cumulative tax effects of the primary temporary differences that created deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	At December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$845,000	$582,000
Securities available for sale	257,455	44,979
Other	93,485	59,412

Total deferred tax assets	1,195,940	686,391

Deferred tax liabilities:
Premises and equipment	248,000	247,000
Deferred loan costs	396,000	250,000

Total deferred tax liabilities	644,000	497,000

Net deferred tax asset	$551,940	$189,391

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

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of December 31, 2005 and 2004 is as follows:

	At December 31,
	2005	2004
Commitments to extend credit, of which approximately $4,972,000 and $6,237,000 are unsecured at December 31, 2005 and December 31, 2004, respectively	$83,109,000	$66,506,000
Standby letters of credit, of which approximately $25,000 and $275,000 are unsecured at December 31, 2005 and December 31, 2004, respectively	3,135,000	1,639,000

	$86,244,000	$68,145,000

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
In 2005, the Company entered into another non-cancelable operating lease expiring in five years. The Company will open an additional branch in the leased space. The lease includes one renewal option period of five years. The agreement requires monthly rental payments of approximately $3,813 for the first year with an escalation clause for subsequent years. At December 31, 2005, the future minimum lease payments due under this lease commitment totaled approximately $240,000.

Total rental expense for the years ended December 31, 2005, 2004 and 2003 was approximately $103,000, $89,000 and $87,000, respectively. At December 31, 2005, the future annual minimum lease payments are as follows:

Years Ending December 31:
2006	$61,504
2007	46,436
2008	47,829
2009	49,264
2010	50,742

$255,775

Financial instruments with concentrations of credit risk
Concentration by geographic location
The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At December 31, 2005 and 2004, real estate loans accounted for approximately 88% and 83%, respectively of the total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Approximately 4% and 3% of the Company’s loan portfolio was unsecured at December 31, 2005 and 2004, respectively.
A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area. The Company’s goal is to continue to maintain a diversified loan portfolio, which requires the loans to be well collateralized and supported by cash flows.
Employment and severance agreements
The Company entered into an employment agreement with its president that expires in March 2009. In the event the Company terminates the employment of the president without cause, or upon change in control of the Company, the Company may be liable for a payment as outlined in the employment agreement. In addition, the Company entered into severance agreements with two executive officers, whereby upon change in control of the Company, the Company may be liable for a payment as outlined in the severance agreements.
Note 8. Long-term Debt and Other Borrowed Funds
The Company has entered into an agreement under which it can purchase up to $6,000,000 of Federal funds. The interest rate charged on borrowings is determined by the lending institution at the time of borrowings. The line is unsecured and the agreement can be terminated by the lending institution at any time. There were no balances outstanding under this agreement at December 31, 2005 or 2004.
The Company has also entered into an agreement under which it can obtain short term advances from the Federal Reserve Bank. The interest rate charged on advances is determined by the Federal Reserve Bank at the time of the advances. Advances are collateralized by 60% of certain qualifying commercial real estate loans. Loans available for collateralization totaled approximately $16,203,000 and $19,448,000 at December 31, 2005 and 2004, respectively. The agreement can be terminated by the Federal Reserve Bank at any time. There were no balances outstanding under this agreement at December 31, 2005 or 2004.

The Company has a commitment from the Federal Home Loan Bank of San Francisco (FHLB) for advances. Borrowing capacity is determined based on collateral pledged, generally consisting of loans and securities, at the time of the advance. During the quarter ended June 30, 2005, the Company took a $15 million advance, with a maturity date of June 23, 2008 at a rate of 4.07%, secured by securities with a carrying value of $15,661,000 as of December 31, 2005. Advances from the FHLB at December 31, 2005 and December 31, 2004 were $15,000,000 and $0, respectively.
In October 2002, the Company purchased a building for $1,240,000. In connection with the agreement, the Company assumed a promissory note from the seller for approximately $550,000. The note is secured by the property and guaranteed by the seller. The note is due in monthly installments of approximately $6,100, including interest at 7.13%, through July 2013. The Company is subject to a prepayment penalty if the note is paid in full prior to April 2013. The outstanding balance was approximately $425,000 and $467,000 at December 31, 2005 and 2004, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company meets all capital adequacy requirements to which it is subject.
As of December 31, 2005, the most recent notification from the FDIC (as of September 30, 2005) categorized Valley Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Valley Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since notification that management believes have changed the Bank’s category.

Valley Bancorp’s consolidated capital amounts and ratios and Valley Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To be Well
			Adequacy		Capitalized Under Prompt
	Actual		Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Company
Total Capital (to Risk Weighted Assets)	$45,575,000	13.45%	$27,101,000	8.00%	n/a	n/a
Tier I Capital (to Risk Weighted Assets)	42,467,000	12.54%	13,550,000	4.00%	n/a	n/a
Tier I Capital (to Average Assets)	42,467,000	11.02%	15,417,000	4.00%	n/a	n/a

Bank
Total Capital (to Risk Weighted Assets)	$43,417,000	12.83%	$27,070,000	8.00%	$33,838,000	10.00%
Tier I Capital (to Risk Weighted Assets)	40,309,000	11.91%	13,535,000	4.00%	20,303,000	6.00%
Tier I Capital (to Average Assets)	40,309,000	10.52%	15,327,000	4.00%	19,159,000	5.00%

As of December 31, 2004:
Company
Total Capital (to Risk Weighted Assets)	$38,536,000	16.97%	$18,171,000	8.00%	n/a	n/a
Tier I Capital (to Risk Weighted Assets)	36,341,000	16.00%	9,086,000	4.00%	n/a	n/a
Tier I Capital (to Average Assets)	36,341,000	14.17%	10,256,000	4.00%	n/a	n/a

Bank
Total Capital (to Risk Weighted Assets)	$36,500,000	16.10%	$18,136,000	8.00%	$22,670,000	10.00%
Tier I Capital (to Risk Weighted Assets)	34,305,000	15.13%	9,068,000	4.00%	13,602,000	6.00%
Tier I Capital (to Average Assets)	34,305,000	13.47%	10,187,000	4.00%	12,734,000	5.00%
Additionally, State of Nevada banking regulations restrict distribution of the net assets of the Bank because such regulations require the sum of the Bank’s stockholders’ equity and allowance for loan losses to be at least 6% of the average of the Bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $19,653,000 and $13,335,000 of the Bank’s stockholders’ equity was restricted at December 31, 2005 and 2004, respectively.
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

Aggregate loan transactions with related parties during the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
Balance, beginning	$2,264,443	$3,277,657
New loans	171,119	—
Repayments	(334,275)	(1,013,214)

Balance, ending	$2,101,287	$2,264,443

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to related parties that were considered classified loans at December 31, 2005 and 2004.
Note 12. Stock Option Plans
During the year ended December 31, 2000, the Company adopted an Incentive Stock Option Plan and a Nonqualified Stock Option Plan (the “Plans”) under which options to acquire common stock of the Company may be granted to employees, officers or directors at the discretion of the Board of Directors. The Incentive Stock Plan, as amended in 2002 and 2005, allows for the granting of 310,000 incentive or nonqualified stock options and/or shares of restricted stock. The Nonqualified Stock Option Plan, as amended in 2002, allows for the granting of 90,000 nonqualifying options as those terms are defined in the Internal Revenue Code.
The Plans provide for the exercise price and term of each option to be determined by the Board at the date of grant, provided that no options have a term greater than ten years and an exercise price not less than the fair market value of the stock on the date of grant.
A summary of stock option activity for the years ended December 31, 2005, 2004 and 2003 follows:

	2005		2004		2003
	Incentive	Nonqualifying	Incentive	Nonqualifying	Incentive	Nonqualifying
	Stock Options	Stock Options	Stock Options	Stock Options	Stock Options	Stock Options
Outstanding options, beginning of period	205,100	40,000	210,000	40,000	165,000	38,500
Granted	5,000	—	—	—	45,000	40,000
Exercised	(32,933)	(4,000)	(1,520)	—	—	(34,875)
Forfeited	(7,210)	—	(3,380)	—	—	—
Expired	—	—	—	—	—	(3,625)

Outstanding options, end of period	169,957	36,000	205,100	40,000	210,000	40,000

Options exercisable, end of period	137,406	36,000	155,178	40,000	139,797	40,000

Available to grant, end of period	105,590	4,125	3,380	4,125	—	4,125

Weighted-average exercise price:
Outstanding options, end of period	$9.93	$12.50	$9.33	$12.50	$9.38	$12.50
Options granted, during the period	$29.83	—	—	—	$13.00	$12.50
Options exercised, during the period	$8.66	$12.50	$10.00	—	—	$8.00
Options forfeited, during the period	$12.42	—	$12.10	—	—	—
Options expired, during the period	—	—	—	—	—	$8.00
Options exercisable, end of period	$8.76	$12.50	$8.50	$12.50	$8.19	$12.50
Weighted-average expiration (in years)	5.1	2.7	6.0	3.7	7.1	4.7

There were no incentive options granted during the year ended December 31, 2004. All incentive options granted during the year ended December 31, 2005 expire ten years after the date of grant and have average exercise prices of $29.83. All incentive options granted during the year ended December 31, 2003 expire ten years after the date of grant and have exercise prices of $13.00. There were no nonqualified options granted during the years ended December 31, 2005 and 2004. All nonqualified options granted during the year ended December 31, 2003 expire five years after the date of grant and have exercise prices of $12.50.
Incentive stock options vest and become exercisable over a period of five years and nonqualified stock options are immediately exercisable upon grant.
Incentive stock options outstanding at December 31, 2005 are further summarized as follows:

			Number
Exercise	Number of	Remaining Contract	Exercisable at
Price	Options	Life	December 31, 2005

$8.00	99,882	4	99,882
$9.54	30,675	5	23,924
$13.00	34,400	8	13,600
$28.00	2,500	9	—
$31.65	2,500	9	—
Note 13. Employee Benefit Plan
The Company has a qualified 401(k) employee benefit plan for all eligible employees. Participants are able to defer between 1% and 100% of their annual compensation to a limit of $14,000. Participants who are at least 50 years of age by the end of the tax year are permitted to make additional “catch-up” contributions up to $4,000. The Company may match a portion of the employees’ contribution. Total expense was approximately $55,000, $50,800 and $34,500 for the years ended December 31, 2005, 2004 and 2003, respectively.
The plan also provides a profit sharing component where the Company can make a discretionary contribution to the plan, which is allocated based on the compensation of eligible employees. The Company made no discretionary contributions to the plan during the years ended December 31, 2005, 2004 and 2003.

Note 14. Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$5,821,323	$5,821,000	$8,054,489	$8,054,000
Federal funds sold	30,575,000	30,575,000	17,850,000	17,850,000
Interest-bearing deposits at other financial institutions	9,221,217	9,221,000	9,244,160	9,244,000
Securities available for sale	35,813,461	35,813,000	36,412,828	36,413,000
Federal Home Loan Bank Stock	808,100	808,000	—	—
Loans, net	299,263,562	299,147,000	196,156,715	196,171,000
Loans held for sale	—	—	163,829	164,000
Accrued interest receivable	1,557,815	1,558,000	863,912	864,000
Financial liabilities:
Deposits	332,436,497	332,697,000	236,211,434	237,011,000
Accrued interest payable	793,199	793,000	325,482	325,000
Other borrowed funds	15,425,399	14,769,000	466,845	467,000
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
Fair value of commitments
Loan commitments on which the committed fixed interest rate is less than the current market rate were also insignificant at December 31, 2005 and 2004.

Note 15. Condensed Financial Statements of Parent Company
The following Valley Bancorp (parent Company only) information should be read in conjunction with the other notes to the consolidated financial statements:
Valley Bancorp Only
Balance Sheets

	December 31,
	2005	2004
Assets
Cash and due from banks	$203,468	$224,786
Investment in common stock of Valley Bank	39,808,686	34,218,559
Interest-bearing deposits at other financial institutions	1,485,000	1,683,000
Other assets	471,554	158,433

Total assets	$41,968,708	$36,284,778

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$2,000	$30,669
Stockholders’ equity	41,966,708	36,254,109

Total liabilities and stockholders’ equity	$41,968,708	$36,284,778

Valley Bancorp Only
Statements Of Income

	Years Ended December 31,
	2005	2004	2003
Income	$55,774	$9,461	$—
Operating expenses	652,907	119,356	11,053

Loss before income taxes and equity in undistributed net income of Valley Bank	(597,133)	(109,895)	(11,053)
Income tax (benefit)	(202,996)	(37,349)	(3,758)

	(394,137)	(72,546)	(7,295)
Equity in undistributed net income of Valley Bank	6,002,581	3,283,441	1,406,287

Net income	$5,608,444	$3,210,895	$1,398,992

Valley Bancorp Only
Statements Of Cash Flows

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$5,608,444	$3,210,895	$1,398,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net (income) of Valley Bank	(6,002,581)	(3,283,441)	(1,406,287)
Deferred taxes	3,630	4,139	3,626
Tax benefit resulting from the exercise of nonqualified stock options	24,127	—	—
Tax benefit resulting from disqualifying dispositions of common stock	157,322	—	—
(Increase) decrease in other assets	(316,751)	(113,770)	49,825
Increase (decrease) in accrued interest payable and other liabilities	(28,669)	27,450	(239)

Net cash provided by (used in) operating activities	(554,478)	(154,727)	45,917

Provided by Cash Flows from Investing Activities:
Payments for investment in Valley Bank	—	(15,500,000)	(3,240,000)
Net (increase) decrease in interest bearing deposits at other financial institutions	198,000	(1,683,000)	—
Cash dividends received on investment in Valley Bank	—	250,000	—

Net cash provided by (used in) investing activities	198,000	(16,933,000)	(3,240,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	17,135,564	3,048,340
Proceeds from stock options exercised	335,160	15,193	279,000

Net cash provided by financing activities	335,160	17,150,757	3,327,340

Increase (decrease) in cash and cash equivalents	(21,318)	63,030	133,257
Cash and cash equivalents, beginning of year	224,786	161,756	28,499

Cash and cash equivalents, end of year	$203,468	$224,786	$161,756

Note 16. Quarterly Data (Unaudited)
(Dollars in thousands, except per share data)

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total interest income	$6,979	$6,199	$5,282	$4,462	$3,922	$3,474	$3,239	$2,823
Total interest expense	(2,246)	(1,844)	(1,430)	(1,089)	(726)	(670)	(669)	(643)

Net interest income	4,733	4,355	3,852	3,373	3,196	2,804	2,570	2,180
Provision for loan losses	(173)	(324)	(229)	(51)	(126)	(120)	(281)	(105)

Net interest income after provision for loan losses	4,560	4,031	3,623	3,322	3,070	2,684	2,289	2,075
Other income	59	66	61	76	71	62	61	101
Other expense	(2,102)	(1,892)	(1,554)	(1,742)	(1,597)	(1,414)	(1,301)	(1,231)

Net income before income taxes	2,517	2,205	2,130	1,656	1,544	1,332	1,049	945

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Income tax expense	(858)	(752)	(726)	(564)	(525)	(453)	(358)	(323)

Net income	$1,659	$1,453	$1,404	$1,092	$1,019	$879	$691	$622

Earnings per share:
Basic	$0.59	$0.51	$0.50	$0.39	$0.37	$0.48	$0.40	$0.36
Diluted	$0.56	$0.49	$0.48	$0.37	$0.35	$0.47	$0.39	$0.35
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9a. Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Item 9b. Other Information
None.

PART III
The information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference from various sections of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on April 18, 2006 (“Proxy Statement”) as summarized below:
Item 10. Directors and Executive Officers of the Registrant
The information regarding “Directors and Executive Officers of the Registrant” of the Company is incorporated by reference from the sections entitled “BUSINESS OF THE MEETING – Election of Directors – Director Nominees and Continuing Directors,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “COMPLIANCE WITH SECTION 16(A) FILING REQUIREMENTS” of the Company’s Proxy Statement.
Audit Committee Financial Expert
Information regarding the Company’s Audit Committee financial expert appears under the section entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS – Committee Membership” in the Company’s Proxy Statement and is incorporated by reference.
Code of Ethics
The Company has adopted a written code of ethics within the meaning of Item 406 of Regulation S-X that applies to its executive officers, including its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics is filed as an Exhibit 14.1 to this Annual Report on Form 10-K and is also available on the Company’s website, http://www.valleybancorp.com/.
Item 11. Executive Compensation
The information regarding “Executive Compensation” is incorporated by reference from the sections entitled “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS – Compensation of Directors,” and “EXECUTIVE COMPENSATION” of the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference from the sections entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Proxy Statement.
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
3. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation[1]
3.2	Bylaws[1]
4.1	Specimen Common Stock Certificate [2]
10.1	Amended and Restated Employee Incentive Stock Plan[3]
10.2	Incentive Stock Option Agreement[3]
10.3	Restricted Stock Agreement[3]
10.4	1999 Nonqualified Stock Option Plan, as amended[1]
10.5	Form of 1999 Nonqualified Stock Option Plan Option Agreement[1]

Exhibit Number	Description
10.6	Lease Agreement, Pahrump branch office, dated February 1, 2001[1]
10.7*	Employment Agreement between Valley Bancorp and Barry L. Hulin[1]
10.8*	Change in Control Severance Agreement between Valley Bancorp and Steve Gilbert[1]
10.9*	Change in Control Severance Agreement between Valley Bancorp and Dick Holtzclaw[1]
10.10	Form of Director Indemnification Agreement[1]
14.1	Code of Ethics
21.1	The sole subsidiary of the registrant is Valley Bank, a Nevada state-chartered bank
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicated management contract or compensatory plan, contract or arrangement.

[1]	Incorporated by reference to Exhibits 10.3 – 10.4 of the Registration Statement on Form S-1 (File No. 333-117312) filed by the Company on July 12, 2004, and amended August 26 and September 10, 2004.

[2]	Incorporated by reference from the Registration Statement on Form 8-A (File No. 000-50950) filed by the Company on September 21, 2004.

[3]	Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 of Registration Statement on Form S-8 (File No. 333-124571) filed by the Company on May 3, 2005.
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

Date: March 15, 2006	VALLEY BANCORP
	By:	/s/ Barry L. Hulin
Barry L. Hulin,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.
Date: March 15, 2006

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