Form 10-Q
period 2006-03-31
Valley Bancorp
filed 2006-05-12
CIK 1295334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended
March 31, 2006
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
Common Stock Issued and Outstanding: 2,827,881 shares as of April 30, 2006.

VALLEY BANCORP
Form 10-Q Q1 ’06

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
Valley Bancorp And Subsidiary
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$8,563,894	$5,821,323
Federal funds sold	24,180,000	30,575,000

Cash and cash equivalents	32,743,894	36,396,323

Interest-bearing deposits at other financial institutions	4,135,152	9,221,217
Securities available for sale at fair value	34,282,586	35,813,461
Investment in Federal Home Loan Bank stock, at cost	817,500	808,100
Loans, net of allowance for loan losses of $3,289,708 and $3,022,708, respectively	325,696,580	299,263,562
Premises and equipment, net	7,359,726	7,263,284
Accrued interest receivable	1,694,531	1,557,815
Deferred taxes, net	689,152	551,940
Other assets	268,780	287,630

Total assets	$407,687,901	$391,163,332

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$55,232,943	$46,030,326
Interest bearing:
Demand	95,908,990	93,898,937
Savings	17,712,303	13,081,289
Time, $100,000 and over	85,770,917	86,637,246
Other time	91,391,703	92,788,699

Total deposits	346,016,856	332,436,497
Accrued interest payable and other liabilities	2,747,502	1,334,728
Long-term debt	15,414,569	15,425,399

Total liabilities	364,178,927	349,196,624

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.73 par value; 10,000,000 shares authorized; 2,827,881 shares issued and outstanding as of March 31, 2006 and 2,827,681 shares issued and outstanding as of December 31, 2005	2,064,353	2,064,207
Additional paid-in capital	30,145,152	30,106,603
Retained earnings	11,930,094	10,295,664
Accumulated other comprehensive loss	(630,625)	(499,766)

Total stockholders’ equity	43,508,974	41,966,708

Total liabilities and stockholders’ equity	$407,687,901	$391,163,332

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Income (Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income on:
Loans, including fees	$6,614,477	$3,930,766
Securities available for sale	333,763	353,947
Federal funds sold and interest-bearing deposits at other financial institutions	455,503	177,531
Dividends from investment in Federal Home Loan Bank stock	9,458	—

Total interest income	7,413,201	4,462,244

Interest expense on:
Deposits	2,279,855	1,081,179
Long-term debt and other borrowed funds	160,519	8,262

Total interest expense	2,440,374	1,089,441

Net interest income	4,972,827	3,372,803

Provision for loan losses	227,000	51,000

Net interest income after provision for loan losses	4,745,827	3,321,803

Other income:
Service charges on deposit accounts	56,648	55,883
Other	4,800	19,615

	61,448	75,498

Other expense:
Salaries and employee benefits	1,239,140	900,823
Legal, professional and consulting	177,768	111,429
Occupancy	134,357	85,004
Data processing	117,227	103,581
Equipment rentals, depreciation and maintenance	106,560	85,859
Office supplies & printing	98,447	70,263
Outside services	77,437	64,516
Advertising and public relations	71,391	46,171
Director fees	69,350	51,100
Telephone	54,292	45,816
Federal Reserve Bank & correspondent bank fees	30,395	25,431
Other	154,254	151,157

	2,330,618	1,741,150

Income before income taxes	2,476,657	1,656,151
Income tax expense	842,227	563,954

Net income	$1,634,430	$1,092,197

Comprehensive income	$1,503,571	$750,249

Earnings per share:
Basic	$0.58	$0.39
Diluted	$0.55	$0.37
See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$1,634,430	$1,092,197
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of premises and equipment	127,919	102,632
Share-based compensation expense	2,595	—
Loss on sale and disposition of equipment	13,092	—
Deferred taxes	(69,799)	(22,216)
Tax benefit resulting from the exercise of nonqualified stock options	—	24,126
Excess tax benefits from share-based payment arrangements	(10,822)	—
Net accretion/amortization of investment discount/premium	(1,434)	(1,808)
Provision for loan losses	227,000	51,000
Increase in accrued interest receivable	(136,716)	(274,271)
Decrease in other assets	18,850	127,598
Increase in accrued interest payable and other liabilities	1,423,596	1,069,152

Net cash provided by operating activities	3,228,711	2,168,410

Cash Flows from Investing Activities:
Net increase in loans	(26,660,018)	(26,789,068)
Net (increase) decrease in interest bearing deposits at other financial institutions	5,086,065	(1,249,261)
Purchase of securities available for sale	(997,770)	(3,034,632)
Proceeds from the maturities of securities available for sale	2,331,807	334,635
Purchase of Federal Home Loan Bank stock	(9,400)	—
Proceeds from sale and disposition of equipment	5,000	—
Purchase of premises and equipment	(242,453)	(1,900,228)

Net cash used in investing activities	(20,486,769)	(32,638,554)

Cash Flows from Financing Activities:
Net increase in deposits	13,580,359	35,515,002
Principal payments on notes payable	(10,830)	(10,087)
Proceeds from stock options exercised	2,600	50,000
Proceeds from forfeited short swing profit	22,678	—
Excess tax benefits from share-based payment arrangements	10,822	—

Net cash provided by financing activities	13,605,629	35,554,915

Increase (decrease) in cash and cash equivalents	(3,652,429)	5,084,771
Cash and cash equivalents, beginning of period	36,396,323	25,904,489

Cash and cash equivalents, end of period	$32,743,894	$30,989,260

See Notes to Consolidated Financial Statements.

Valley Bancorp
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business and Basis of Presentation
Valley Bancorp is a bank holding company whose primary subsidiary, Valley Bank, is a Nevada State chartered bank that provides a full range of banking services to commercial and consumer customers through five branches located in Las Vegas, Henderson and Pahrump, Nevada. These entities are collectively referred to herein as the Company. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. Segment information is not presented since all of the Company’s revenues are attributable to one operating segment.
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
The information as of and for the periods ended March 31, 2006 and 2005 has not been audited and is presented in a condensed format which does not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a recurring nature unless otherwise disclosed. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be anticipated for the full year ending December 31, 2006. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K. Condensed financial information as of December 31, 2005 has been presented next to the interim consolidated balance sheet for informational purposes. A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes in the capital structure of the Company during the three months ended March 31, 2006.
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
Earnings per common share have been computed based on the following:

	Three Months Ended March 31,
	2006	2005
Net income	$1,634,430	$1,092,197

Average number of common shares outstanding	2,827,832	2,790,792
Effect of dilutive options	138,761	162,970

Average number of common shares outstanding used to calculate diluted earnings per common share	2,966,593	2,953,762

Basic EPS	$0.58	$0.39
Diluted EPS	$0.55	$0.37

3. Stock Options
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
The Plans provide for the exercise price and term of each option to be determined by the Board at the date of grant, provided that no options have a contractual term greater than ten years and an exercise price not less than the fair market value of the stock on the date of grant. These options generally vest over a period of five years.
Effective January 1, 2006 (the adoption date), the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share Based Payment, (SFAS 123R). Prior to adoption of SFAS 123R, the Company accounted for stock option grants using the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation was reflected in net income, as all options are required by the Plans to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant.
Prior to the adoption of SFAS 123R, the Company applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share if the value of the options were calculated at fair value. SFAS 123 permitted private companies to calculate the fair value of stock options using the minimum value method while public companies were required to use a fair value model. Prior to the Company’s initial public offering (IPO) the Company used the minimum value method to calculate the fair value of stock options. Subsequent to the Company’s IPO, the Company utilizes the Black-Scholes model to calculate the fair value of stock options.
The Company has adopted SFAS 123R using the prospective method for options granted prior to the IPO and the modified prospective method for options granted subsequent to the IPO. Under the Company’s transition method, SFAS 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased, or cancelled. In addition, the expense recognition provision of SFAS 123R applies to options granted prior to the adoption date but subsequent to the IPO that were unvested at the adoption date.
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before taxes and net income for the three months ended March 31, 2006 were both $2,595 lower than if the Company had continued to account for stock-based compensation under SFAS 123 and APB opinion No. 25 for stock option grants.
The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its condensed consolidated statements of cash flows. In accordance with SFAS 123(R), for the three months ended March 31, 2006, the Company revised its condensed consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2006, $10,822 of tax benefits resulting from a disqualifying disposition was reported as financing cash flows rather than operating cash flows.
Net cash proceeds from an exercise of incentive stock options were $2,600 for the three months ended March 31, 2006. There were no income tax benefits realized from this exercise.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Net income as reported	$1,634,430	$1,092,197
Deduct: Share-based employee compensation expense determined under minimum value method for awards granted prior to the IPO, net of related tax effects	(10,430)	(16,197)

Pro forma net income	$1,624,000	$1,076,000

As reported:
Basic earnings per share	$0.58	$0.39
Diluted earnings per share	$0.55	$0.37
Pro forma:
Basic earnings per share	$0.57	$0.39
Diluted earnings per share	$0.55	$0.36
The compensation cost was estimated using the Black-Scholes model for options granted in 2005 and the minimum value method for options granted in 2003 with the following assumptions:

	Options Granted in 2005		Options Granted in 2003
	Incentive	Nonqualified	Incentive	Nonqualified
	Stock Options	Stock Options	Stock Options	Stock Options
Weighted average grant-date fair value per optional share	$10.38	—	$4.22	$2.23
Expected term (in years)	5	—	10	5
Expected volatility factor	32%	—	N/A	N/A
Risk-free interest rate	3.77%	—	4.00%	4.00%
Expected dividends	None	—	None	None
The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The expected volatility factor of the Company’s stock is based on the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
At December 31, 2005, there was $43,855 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a remaining weighted-average period of 4.23 years.
The following table represents stock option activity for the year ended December 31, 2005:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options at January 1, 2005	245,100	$9.85
Granted	5,000	29.83
Exercised	(36,933)	9.08
Forfeited or expired	(7,210)	12.42

Outstanding options at December 31, 2005	205,957	$10.38	4.68 Yrs

Outstanding exercisable at December 31, 2005	173,406	$9.54	4.23 Yrs

Shares available for future stock option grants to employees and directors under existing plans were 105,590 and 4,125, respectively, at December 31, 2005. The weighted-average grant-date fair value of options granted during the years 2005 and 2003 was $10.38 and $3.28, respectively. There were no options granted during the year 2004. At December 31, 2005 the aggregate intrinsic value of shares outstanding was $5.0 million, and the aggregate intrinsic value of options exercisable was $4.4 million. Total intrinsic value of options exercised during the years ended December 31, 2005, 2004, and 2003, was $752,000, $29,000, and $70,000, respectively.
The following table summarizes nonvested stock option activity for the year ended December 31, 2005:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested stock options at January 1, 2005	49,922	$3.82
Granted	5,000	10.38
Vested	(15,161)	3.56
Forfeited	(7,210)	4.01

Nonvested stock options at December 31, 2005	32,551	$4.91

4. Loans
The composition of the Company’s loan portfolio was as follows:

	At March 31,	At December 31,
	2006	2005
Commercial, financial and industrial	$31,298,897	$33,605,477
Real Estate:
Commercial	100,733,278	90,944,361
Construction, raw land and land development	190,641,363	172,155,563
Residential	5,731,992	4,662,172
Consumer	1,961,812	1,978,744

	330,367,342	303,346,317

Deduct:
Unearned net loan fees	(1,381,054)	(1,060,047)
Allowance for loan losses	(3,289,708)	(3,022,708)

Net loans	$325,696,580	$299,263,562

Impaired and nonaccrual loans were approximately $100,000 and $129,000 as of March 31, 2006 and December 31, 2005, respectively. Net recoveries for the three months ended March 31, 2006 and 2005 were $40,000 and $90,000, respectively.
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
A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of March 31, 2006 and December 31, 2005 is as follows:

	At March 31,	At December 31,
	2006	2005
Commitments to extend credit, of which approximately $5,996,000 and $4,972,000 are unsecured at March 31, 2006 and December 31, 2005, respectively	$72,885,000	$83,109,000
Standby letters of credit, of which approximately $25,000 and $25,000 are unsecured at March 31, 2006 and December 31, 2005, respectively	3,135,000	3,135,000

	$76,020,000	$86,244,000

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
Lease commitments
In 2001, the Company entered into a non-cancelable operating lease expiring in five years. The lease includes two renewal option periods for five years each. In 2006, the Company renewed this operating lease for another five years with two additional renewal option periods of five years each. The renewed agreement requires monthly rental payments of approximately $7,900 for the first two and one half years and $8,300 for the remaining two and one half years. At March 31, 2006, the future minimum lease payments due under this lease commitment totaled approximately $486,000.
In 2005, the Company entered into another non-cancelable operating lease expiring in five years. The Company has opened an additional branch in this leased space. The lease includes one renewal option period of five years. The agreement requires monthly rental payments of approximately $3,813 for the first year with an escalation clause for subsequent years. At March 31, 2006, the future minimum lease payments due under this lease commitment totaled approximately $229,000.

Financial instruments with concentrations of credit risk
Concentration by geographic location
The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At March 31, 2006 and December 31, 2005, real estate loans accounted for approximately 90% and 88%, respectively of the total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Approximately 3% and 4% of the Company’s loan portfolio was unsecured at March 31, 2006 and December 31, 2005, respectively.
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
Overview of Operating Results for the Three Months Ended March 31, 2006 and 2005
Net income increased from $1,092,000 or $0.37 per diluted share for the quarter ended March 31, 2005 to $1,634,000 or $0.55 per diluted share for the quarter ended March 31, 2006. This represents an increase of 50% in net income from prior period. The increase was primarily the result of higher interest income from loans and other earning assets due to increased outstanding totals as well as an improved interest margin. A rising interest rate environment has contributed to the improvement in the interest margin. The efficiency ratio, which represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities, has also improved, decreasing to 46.30% at March 31, 2006 as compared to 50.49% at March 31, 2005. Return on average assets and return on average equity for the quarter ended March 31, 2006 were 1.63% and 15.17% as compared to 1.51% and 11.86% for the same period in 2005, respectively. These items are discussed in further detail below.
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
The Company periodically reviews the assumptions and formulas by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. These assumptions and formulas were updated during the quarter ended March 31, 2006.
As the Company adds new products and increases the diversity of the loan portfolio, the Company will enhance its methodology accordingly. The Company may report a materially different amount for the provision for loan losses in the statement of income to change the allowance for loan losses if its assessment of the above factors were different.
Although the Company believes the levels of the allowance as of March 31, 2006 are adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
Comparison of Financial Condition at March 31, 2006 and December 31, 2005
Total Assets. Total assets increased $16.5 million or 4%, from $391.2 million at December 31, 2005 to $407.7 million at March 31, 2006. This overall increase reflects primarily a $26.4 million or 9% increase in net loans receivable, a $3.7 million or 10% decrease in cash and cash equivalents, and a $6.6 million or 14% decrease in interest-bearing deposits at other financial institutions and investment securities. The increase in net loans receivable is due primarily to an $18.5 million increase in construction and land lending and a $9.8 million increase in commercial real estate loans, offset by a $2.3 million decrease in commercial and industrial loans. Federal funds sold decreased $6.4 million from December 31, 2005 to March 31, 2006 due to loan funding needs during the first quarter of 2006.
The Company’s commercial loan growth was centered in commercial real estate loans, specifically in construction of commercial retail, industrial, and office properties. Additionally, the Las Vegas real estate market drove an increase in land and land development loans.
The following table sets forth the composition of the loan portfolio by the type of loan at the dates indicated:

	At March 31, 2006		At December 31, 2005
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Construction, raw land and land development loans	$190,641	57.71%	$172,156	56.75%
Commercial real estate loans	100,733	30.49%	90,944	29.98%
Commercial and industrial loans	31,299	9.47%	33,605	11.08%
Other loans	7,694	2.33%	6,641	2.19%

Total loans	330,367	100.00%	303,346	100.00%

Allowance for loan losses	(3,289)		(3,022)
Unearned net loan fees	(1,381)		(1,060)

Net loans	$325,697		$299,264

The following table sets forth the composition of the securities portfolio at the periods indicated. The securities are shown at fair value and unrealized gains and losses are excluded from earnings and are reported net of deferred taxes in accumulated other comprehensive income as a component of stockholders’ equity.

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
US Government agency securities	$27,308	$28,452
Mortgage backed securities	5,711	6,007
Collateralized mortgage obligations	1,264	1,354

Total	$34,283	$35,813

Deposits. Total deposits increased $13.6 million or 4%, from $332.4 million at December 31, 2005 to $346.0 million at March 31, 2006. Non-interest-bearing deposits increased $9.2 million or 20%, primarily due to an increase in business demand deposit accounts. Interest-bearing deposits increased $4.4 million or 2%, primarily due to a $4.6 million or 35% increase in savings accounts. Transaction accounts increased $15.8 million or 10%, from $153.0 million at December 31, 2005 to $168.8 million at March 31, 2006. The increase in business demand deposits and business savings accounts is due to increased business relationships and marketing efforts focused on gaining and retaining core deposit accounts.
The following table reflects deposit ending balances by category as of the dates indicated.

	At March 31, 2006		At December 31, 2005
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
	(Dollars in thousands)
Transaction accounts:
Savings accounts	$17,712	5.12%	$13,081	3.93%
Money market deposit accounts	78,821	22.78%	77,159	23.21%
NOW accounts	17,088	4.94%	16,740	5.04%
Noninterest-bearing demand accounts	55,233	15.96%	46,030	13.85%

Total transaction accounts	168,854	48.80%	153,010	46.03%

Time Deposits:
$100,000 and over	85,771	24.79%	86,637	26.06%
Other time	91,392	26.41%	92,789	27.91%

Total time deposits	177,163	51.20%	179,426	53.97%

Total Deposits	$346,017	100.00%	$332,436	100.00%

Stockholders’ Equity. Stockholders’ equity increased from $42.0 million at December 31, 2005 to $43.5 million at March 31, 2006. This increase was primarily due to the $1.6 million net income earned during the first three months of 2006 offset by an increase in unrealized losses on available for sale securities of approximately $131,000.
Non-Performing Assets. The Company had only one non-accrual loan of $100,000 as of March 31, 2006. There were no loans past due 90 days or more as of March 31, 2006. Management increased the allowance for loan losses, through the additional provision of $227,000 and a net recovery of $40,000, from $3.0 million at December 31, 2005 to $3.3 million at March 31, 2006 primarily due to the growth in loans. The allowance for loan losses reflected the current risk in the loan portfolio and represented about 1.0% of total loans as of March 31, 2006.

The following table sets forth information concerning the allocation of allowance for loan losses by loan category at the dates, indicated.

	At March 31, 2006		At December 31, 2005
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Construction, raw land and land development loans	$872	57.71%	$706	56.75%
Commercial real estate loans	739	30.49%	636	29.98%
Commercial and industrial loans	1,501	9.47%	1,547	11.08%
Other loans	177	2.33%	133	2.19%

Total	$3,289	100.00%	$3,022	100.00%

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005.
Net Income. Net income was $1,634,000 for the three months ended March 31, 2006 as compared to $1,092,000 for the same period in 2005. This represents an increase of $542,000 or 50%. Diluted earnings per share increased 49%, from $0.37 for the three months ended March 31, 2005 to $0.55 for the same period in 2006. Return on average assets increased from 1.51% for the quarter ended March 31, 2005 to 1.63% for the same period in 2006. Return on average equity also increased from 11.86% for the quarter ended March 31, 2005 to 15.17% for the same period in 2006. Higher net income for the quarter was due to expanded loan portfolio and earning assets, increased net interest margin and improved efficiency ratio.
Net Interest Income. Net interest income increased $1.6 million or 47%, from $3.4 million for the three months ended March 31, 2005 to $5.0 million for the same period in 2006. The Company’s average interest-earning assets increased $109 million or 40%, exceeding the increase in average interest-bearing liabilities of $97 million or 46% for quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. Interest rate spread for the same period increased by 0.12% from 4.45% for the three months ended March 31, 2005 to 4.57% for the same period in 2006. Net interest margin also increased by 0.27%, from 4.97% for the quarter ended March 31, 2005 to 5.24% for the same period in 2006. Improvements in the interest rate spread and the net interest margin can be attributed to the Company’s asset sensitive balance sheet in a rising interest rate environment.
The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread (the difference between the average yield earned on earning assets and the rate paid on interest bearing liabilities); and (v) net interest margin.
Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential
(Unaudited)

	Three Months Ended March 31,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
			(Dollars in thousands)
Assets
Earning assets:
Loans (3) (4) (5)	$307,957	$6,614	8.71%	$208,302	$3,931	7.65%
Federal funds sold	32,182	358	4.51%	19,627	121	2.50%

	Three Months Ended March 31,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
			(Dollars in thousands)
Interest bearing deposits (6)	8,916	98	4.46%	9,104	56	2.49%
Investment securities (6)	35,487	343	3.92%	38,422	354	3.74%

Total earning assets and interest income	384,542	7,413	7.82%	275,455	4,462	6.57%

Non-interest earning assets:
Cash and due from banks	9,991			7,622
Premises and equipment	7,342			5,799
Other assets	2,350			2,024
Allowance for credit losses	(3,062)			(2,244)

Total assets	$401,163			$288,656

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$96,004	$405	1.71%	$73,194	$213	1.18%
Savings deposits	17,162	81	1.91%	12,620	18	0.58%
Time deposits $100,000 or more	85,792	869	4.11%	50,393	324	2.61%
Other time deposits	90,554	925	4.14%	71,628	526	2.98%
Long-term borrowings	15,422	160	4.21%	463	8	7.01%

Total interest bearing liabilities	304,934	2,440	3.25%	208,298	1,089	2.12%

Noninterest-bearing liabilities:
Demand deposits	51,117			42,495
Other liabilities	2,013			1,023
Stockholders’ equity	43,099			36,840

Total liabilities and stockholders’ equity	$401,163			$288,656

Net Interest Spread (7)			4.57%			4.45%

Net interest income/margin (8)		$4,973	5.24%		$3,373	4.97%

(1)	Average balances are obtained from the best available daily data.

(2)	Annualized.

(3)	Loans are gross of allowance for credit losses but after unearned fees.

(4)	Non-accruing loans are included in the average balances.

(5)	Fee income is included in interest income.

(6)	All investments are taxable.

(7)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
Interest Income. For the three months ended March 31, 2006, interest income increased $2.9 million or 66%, primarily due to an increase of $2.7 million or 68% in loan interest income as compared to the same period in 2005. This increase is the result of an increase of $100 million or 48% in average loans receivable. The average yield on these loans increased, from 7.65% for the three months ended March 31, 2005 to 8.71% for the same period in 2006. Interest income on all other investments increased by $268,000 or 50%. The average yield for these investments increased 1.01%, from 3.16% for the three months ended March 31, 2005 to 4.17% for the same period in 2006. Larger investment portfolio and a rising rate environment contributed to the increase in investment income as well as investment yield for the quarter ended March 31, 2006 as compared to the same period in 2005.

Interest Expense. For the three months ended March 31, 2006, total interest expense increased $1.4 million or 124% as compared to the same period last year. This increase is due to an increase in the average deposit balances, especially time deposits, and the $15 million borrowing from the Federal Home Loan Bank of San Francisco, as well as the cost of those funds. Average interest-bearing liabilities increased $97 million or 46%, from $208 million for the three months ended March 31, 2005 to $305 million for the same period in 2006. The total cost of funds increased 1.13%, from 2.12% for the quarter ended March 31, 2005 to 3.25% for the same period in 2006. This increase is due to the current rising rate environment.
Provision for Loan Losses. The provision for loan losses totaled $227,000 for the three months ended March 31, 2006 as compared to $51,000 for the same period in 2005. The increase in the provision was primarily to reflect the growth in the loan portfolio for the quarter. Net recoveries for the first quarter 2006 were $40,000 as compared to $90,000 for the first quarter 2005. Management feels that their evaluations and estimations are reasonable for determining the provision, and the allowance for loan losses is deemed to be adequate as of March 31, 2006. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.
The following table sets forth the activity in allowance for loan losses for the periods indicated.

	At or For the
	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Balance at the beginning of period	$3,022	$2,113
Recoveries:
Commercial and industrial loans	40	90

Total recoveries	40	90

Net (charge-offs)/recoveries	40	90

Provision for loan losses	227	51
Unfunded commitment reserve adjustments (1)	—	(6)

Balance at end of period	$3,289	$2,248

Allowance for loan losses as a percent of total loans	1.00%	1.00%

Ratio of net charge-offs/(recoveries) to average loans — annualized	(0.05)%	(0.17)%

(1)	Unfunded commitments reserve included in other liabilities was $76,000 at March 31, 2006 and $88,000 at March 31, 2005.
Non-Interest Income. Non-interest income was $61,000 for the three months ended March 31, 2006, as compared to $75,000 for the same period in 2005. The decrease of $14,000 was due primarily to the loss on sale of some minor office equipment.
The following table sets forth information regarding noninterest income for the periods shown.

	For the Three Months
	Ended March 31,
	2006	2005
	(Dollars in thousands)
Banking and service charge fees	$57	$56
Other income	4	19

Total noninterest income	$61	$75

Non-Interest Expense. Non-interest expense increased $590,000 or 34%, from $1.7 million for the three months ended March 31, 2005 to $2.3 million for the same period in 2006. The increase primarily resulted from a combination of the following: increased compensation and employee benefits cost due to increasing staff levels; higher professional fees associated with being a publicly traded company; higher data processing expenses due to increased number of accounts and transactions being processed; higher marketing and advertising costs; higher occupancy and related costs associated with the new headquarters and the 4th branch occupied in the 3rd quarter of 2005, as well as the opening of the 5th branch in the 1st quarter of 2006. For the quarter ended March 31, 2006, non-interest expense as a percentage of average earning assets on an annualized basis was 2.42% as compared to 2.53% for the same period in 2005. The Company also achieved an efficiency ratio of 46.30% for the three months ended March 31, 2006 as compared to 50.49% for the same period in 2005, respectively. The efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities. A lower efficiency ratio is good. Full time equivalent employees at March 31, 2006 were 72 as compared to 53 at March 31, 2005. This represents an increase of 19 FTEs or 36%.
The following tables set forth information regarding noninterest expenses for the periods shown.

	For the Three Months
	Ended March 31,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$1,239	$901
Occupancy and equipment	241	171
Legal, professional and consulting	178	111
Data processing	117	104
Office supplies & printing	99	70
Outside services	78	65
Advertising and public relations	72	46
Director fees	69	51
Telephone	54	46
Federal Reserve Bank & correspondent bank fees	30	25
Other	154	151

Total noninterest expense	$2,331	$1,741

As a % of average earning assets — annualized	2.42%	2.53%

Efficiency Ratio (1)	46.30%	50.49%

Average earning assets	$384,542	$275,455

(1)	Efficiency ratio represents noninterest expenses, excluding loan loss provision, as a percentage of the aggregate of net interest income and noninterest income, excluding gains or (losses) on sales of securities.
Liquidity and Capital Resources
The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments and maturing securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2006, cash and cash equivalents and interest-bearing deposits at other financial institutions totaled $37 million or 9% of total assets, and investment securities available for sale that are not currently being pledged as collateral totaled $19 million or 5% of total assets, for a total of $56 million in liquid assets.
The Company’s liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the three months ended March 31, 2006 net cash provided by operating activities was $3.2 million, as compared to net cash provided by operating activities of $2.2 million for the same period of 2005. This variance from the prior period was due primarily to an increase in net income, an increase in loan loss provision, increases in interest payable and other liabilities, as well as a decrease in interest receivable.
The Company’s primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities and interest-bearing deposits at other financial institutions. For the three months ended March 31, 2006, total net loans increased by $26 million or 9% from December 31, 2005. Investment securities and interest-bearing deposits, however, decreased $6.6 million or 14% from December 31, 2005 to March 31, 2006.
Net cash used in all investing activities was $20 million and $33 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 the Company had outstanding loan commitments of approximately $73 million and outstanding letters of credit of approximately $3 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments through its own liquid assets and borrowing capability from the Federal Home Loan Bank of San Francisco.
Net cash provided by financing activities has been impacted by increases in deposit levels, especially noninterest-bearing demand deposits during the first three months of 2006. For the three months ended March 31, 2006, total deposits increased by $13.6 million or 4% while noninterest-bearing demand deposits increased by $9.2 million or 20% from December 31, 2005.
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
As of March 31, 2006, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. The following tables reflect the Company’s and the Bank’s actual levels of regulatory capital as of March 31, 2006. Also included are the applicable minimum regulatory capital requirements together with the regulatory capital requirements to be deemed “well capitalized”, pursuant to the prompt corrective action requirements.

	Valley Bancorp’s Capital Ratios At March 31, 2006
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	$44,140	11.00%	$16,047	4.00%	n/a	n/a
Tier 1 capital to risk weighted assets (1)	44,140	12.24%	14,425	4.00%	n/a	n/a
Total capital to risk weighted assets (1)	47,505	13.17%	28,850	8.00%	n/a	n/a

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $401.2 million.

Risk-based capital ratios are computed as a percentage of risk-weighted assets of $360.6 million.

(2)	See “Supervision and Regulation — Capital Adequacy — Prompt Corrective Action.”

	Valley Bank’s Capital Ratios At March 31, 2006
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	$42,075	10.53%	$15,983	4.00%	$19,979	5.00%
Tier 1 capital to risk weighted assets (1)	42,075	11.68%	14,412	4.00%	21,618	6.00%
Total capital to risk weighted assets (1)	45,440	12.61%	28,824	8.00%	36,029	10.00%

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $399.6 million.

Risk-based capital ratios are computed as a percentage of risk-weighted assets of $360.3 million.

(2)	See “Supervision and Regulation — Capital Adequacy — Prompt Corrective Action.”
At March 31, 2006, the Company had off-balance sheet loan commitments of approximately $76 million. Of this amount, the unused portion of lines of credit extended by the Company was approximately $73 million and $3 million for standby letters of credit. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
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
The following table presents the Company’s repricing gap at March 31, 2006. The table indicates that at March 31, 2006 the Company was liability sensitive up to twelve months. This would indicate a decrease in earnings in a rising rate environment.

	At March 31,2006
		More Than
	Within	One Year
	Twelve	to Five	Over Five
	Months	Years	Years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Interest-bearing deposits at other financial institutions	$4,135	$—	$—	$4,135
Fed funds sold	24,180	—	—	24,180
Securities — all available for sale	7,910	23,420	2,952	34,282
Construction, raw land and land development loans	169,944	20,697	—	190,641
Commercial real estate loans	18,298	82,435	—	100,733
Commercial and industrial loans	21,814	9,485	—	31,299
Other loans	4,445	3,249	—	7,694

Total Rate-Sensitive Assets	250,726	139,286	2,952	392,964

Rate-Sensitive Liabilities:
Interest-bearing demand deposits	95,909	—	—	95,909
Savings deposits	17,712	—	—	17,712
Time deposits	175,401	1,762	—	177,163
Note payable	45	15,217	152	15,414

Total Rate-Sensitive Liabilities	$289,067	$16,979	$152	$306,198

Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(38,341)	$122,307	$2,800

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(38,341)	$83,966	$86,766

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities as a percentage of total assets	(9.40)%	20.60%	21.28%

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
The Company’s sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Federal Funds rate as measured by this model as of March 31, 2006 is as follows:

Increase in	Net Interest Change		Decrease in	Net Interest Change
Interest Rates	$	%	Interest Rates	$	%
(Dollars in thousands)
+1.00%	$535	2%	-1.00%	$(569)	(3)%
+2.00%	$1,108	5%	-2.00%	$(1,202)	(6)%
+3.00%	$1,720	8%	-3.00%	$(1,897)	(9)%
Accordingly, a rise of 1.00% in interest rates would result in an increase in the net interest income of $535,000, while a decline of 1.00% in interest rates would result in a decrease of $569,000 in the net interest income, in each case over the 12 months following March 31, 2006.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information relating to the Company, including its consolidated subsidiary, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.
Changes in Internal Controls
In the quarter ended March 31, 2006, the Company did not make any significant changes in, or take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
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

VALLEY BANCORP
Date: May 12, 2006	By:	/s/ Barry L. Hulin
Barry L. Hulin
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Dick Holtzclaw
Dick Holtzclaw
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)