Form 10-Q
period 2006-06-30
Valley Bancorp
filed 2006-08-11
CIK 1295334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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
Common Stock Issued and Outstanding: 2,827,881 shares as of July 31, 2006.

VALLEY BANCORP
Form 10-Q Q2 ’06

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS
Valley Bancorp And Subsidiary
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$6,965,280	$5,821,323
Federal funds sold	52,860,000	30,575,000

Cash and cash equivalents	59,825,280	36,396,323
Interest-bearing deposits at other financial institutions	7,894,201	9,221,217
Securities available for sale at fair value	33,829,201	35,813,461
Investment in FHLB stock, at cost	997,900	808,100
Loans, net of allowance for loan losses of $3,317,181 and $3,022,708, respectively	328,340,723	299,263,562
Premises and equipment, net	7,259,413	7,263,284
Accrued interest receivable	1,592,480	1,557,815
Deferred taxes, net	731,355	551,940
Other assets	193,465	287,630

Total assets	$440,664,018	$391,163,332

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$51,886,317	$46,030,326
Interest bearing:
Demand	72,806,073	93,898,937
Savings	57,684,254	13,081,289
Time, $100,000 and over	95,376,485	86,637,246
Other time	99,794,462	92,788,699

Total deposits	377,547,591	332,436,497
Accrued interest payable and other liabilities	2,278,416	1,334,728
Long-term debt	15,403,545	15,425,399

Total liabilities	395,229,552	349,196,624

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.73 par value; 10,000,000 shares authorized; 2,827,881 shares issued and outstanding as of June 30, 2006 and 2,827,681 shares issued and outstanding as of December 31, 2005	2,064,353	2,064,207
Additional paid-in capital	30,147,747	30,106,603
Retained earnings	13,935,327	10,295,664
Accumulated other comprehensive loss	(712,961)	(499,766)

Total stockholders’ equity	45,434,466	41,966,708

Total liabilities and stockholders’ equity	$440,664,018	$391,163,332

See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Income (Unaudited)

	Three Months Ended June 30,
	2006	2005
Interest income on:
Loans, including fees	$7,605,800	$4,721,819
Securities available for sale	336,591	357,125
Federal funds sold and interest-bearing deposits at other financial institutions	512,258	202,519
Dividends from investment in Federal Home Loan Bank stock	10,043	—

Total interest income	8,464,692	5,281,463

Interest expense on:
Deposits	2,827,490	1,404,461
Long-term debt and other borrowed funds	160,460	25,081

Total interest expense	2,987,950	1,429,542

Net interest income	5,476,742	3,851,921
Provision for loan losses	52,000	229,000

Net interest income after provision for loan losses	5,424,742	3,622,921

Other income:
Service charges on deposit accounts	64,719	45,609
Other	19,397	15,628

	84,116	61,237

Other expense:
Salaries and employee benefits	1,232,287	906,159
Legal, professional and consulting	273,119	(1,510)
Occupancy	138,006	85,787
Data processing	121,093	106,807
Equipment rentals, depreciation and maintenance	102,282	66,839
Director fees	91,050	52,950
Office supplies & printing	85,283	47,021
Advertising and public relations	81,218	23,855
Outside services	74,689	56,222
Telephone	41,518	46,252
Federal Reserve Bank & correspondent bank fees	25,177	25,555
Other	173,293	137,708

	2,439,015	1,553,645

Income before income taxes	3,069,843	2,130,513
Income tax expense	1,064,610	726,619

Net income	$2,005,233	$1,403,894

Comprehensive income	$1,922,897	$1,628,069

Earnings per share:
Basic	$0.71	$0.50
Diluted	$0.68	$0.48
See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Income (Unaudited)

	Six Months Ended June 30,
	2006	2005
Interest income on:
Loans, including fees	$14,220,277	$8,652,585
Securities available for sale	670,354	711,072
Federal funds sold and interest-bearing deposits at other financial institutions	967,761	380,050
Dividends from investment in Federal Home Loan Bank stock	19,501	—

Total interest income	15,877,893	9,743,707

Interest expense on:
Deposits	5,107,344	2,485,640
Long-term debt and other borrowed funds	320,979	33,343

Total interest expense	5,428,323	2,518,983

Net interest income	10,449,570	7,224,724
Provision for loan losses	279,000	280,000

Net interest income after provision for loan losses	10,170,570	6,944,724

Other income:
Service charges on deposit accounts	121,367	101,492
Other	24,197	35,243

	145,564	136,735

Other expense:
Salaries and employee benefits	2,471,427	1,806,982
Legal, professional and consulting	450,887	109,919
Occupancy	272,363	170,791
Data processing	238,320	210,388
Equipment rentals, depreciation and maintenance	208,842	152,698
Office supplies & printing	183,730	117,284
Director fees	160,400	104,050
Advertising and public relations	152,609	70,026
Outside services	152,126	120,738
Telephone	95,810	92,068
Federal Reserve Bank & correspondent bank fees	55,572	50,986
Other	327,548	288,865

	4,769,634	3,294,795

Income before income taxes	5,546,500	3,786,664
Income tax expense	1,906,837	1,290,573

Net income	$3,639,663	$2,496,091

Comprehensive income	$3,426,468	$2,378,318

Earnings per share:
Basic	$1.29	$0.89
Diluted	$1.23	$0.85
See Notes to Consolidated Financial Statements.

Valley Bancorp And Subsidiary
Consolidated Statements Of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$3,639,663	$2,496,091
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of premises and equipment	250,123	180,454
Share-based compensation expense	5,190	—
Loss on sale and disposition of equipment	13,092	—
Deferred taxes	(69,587)	(88,475)
Tax benefit resulting from the exercise of nonqualified stock options	—	89,234
Excess tax benefits from share-based payment arrangements	(10,822)	—
Net accretion/amortization of investment discount/premium	(3,446)	(3,425)
Provision for loan losses	279,000	280,000
Increase in accrued interest receivable	(34,665)	(229,862)
(Increase) decrease in other assets	94,165	(212,850)
Increase in accrued interest payable and other liabilities	954,510	822,648

Net cash provided by operating activities	5,117,223	3,333,815

Cash Flows from Investing Activities:
Net increase in loans	(29,356,161)	(49,616,404)
Net decrease in interest bearing deposits at other financial institutions	1,327,016	1,270,296
Purchase of securities available for sale	(3,046,215)	(3,034,632)
Proceeds from the maturities of securities available for sale	4,710,899	880,548
Purchase of Federal Home Loan Bank stock	(189,800)	(792,900)
Proceeds from sale and disposition of equipment	5,000	—
Purchase of premises and equipment	(264,345)	(2,224,220)

Net cash used in investing activities	(26,813,606)	(53,517,312)

Cash Flows from Financing Activities:
Net increase in deposits	45,111,094	42,648,872
Principal payments on notes payable	(21,854)	(20,355)
Proceeds from FHLB borrowings	—	15,000,000
Proceeds from stock options exercised	2,600	159,670
Proceeds from forfeited short swing profit	22,678	—
Excess tax benefits from share-based payment arrangements	10,822	—

Net cash provided by financing activities	45,125,340	57,788,187

Increase in cash and cash equivalents	23,428,957	7,604,690
Cash and cash equivalents, beginning of period	36,396,323	25,904,489

Cash and cash equivalents, end of period	$59,825,280	$33,509,179

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
The information as of and for the periods ended June 30, 2006 and 2005 has not been audited and is presented in a condensed format which does not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a recurring nature unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be anticipated for the full year ending December 31, 2006. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K. Condensed financial information as of December 31, 2005 has been presented next to the interim consolidated balance sheet for informational purposes. A consolidated statement of stockholders’ equity is not included as part of these interim financial statements since there have been no material changes in the capital structure of the Company during the six months ended June 30, 2006.
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
Earnings per common share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$2,005,233	$1,403,894	$3,639,663	$2,496,091

Average number of common shares outstanding	2,827,881	2,798,203	2,827,857	2,794,518
Effect of dilutive options	141,699	138,739	140,230	150,926

Average number of common shares outstanding used to calculate diluted earnings per common share	2,969,580	2,936,942	2,968,087	2,945,444

Basic EPS	$0.71	$0.50	$1.29	$0.89
Diluted EPS	$0.68	$0.48	$1.23	$0.85

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
As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before taxes and net income for the three and six months ended June 30, 2006 were $2,595 and $5,190 lower than if the Company had continued to account for stock-based compensation under SFAS 123 and APB opinion No. 25 for stock option grants, respectively.
The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its condensed consolidated statements of cash flows. In accordance with SFAS 123(R), for the six months ended June 30, 2006, the Company revised its condensed consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the six months ended June 30, 2006, $10,822 of tax benefits resulting from a disqualifying disposition was reported as financing cash flows rather than operating cash flows.
Net cash proceeds from an exercise of incentive stock options were $2,600 for the six months ended June 30, 2006. There were no income tax benefits realized from this exercise.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income as reported	$2,005,233	$1,403,894	$3,639,663	$2,496,091
Deduct: Total Share-based employee compensation expense determined under fair value based method for all awards granted prior to the IPO, net of related tax effects	(10,233)	(18,894)	(20,663)	(35,091)

Pro forma net income	$1,995,000	$1,385,000	$3,619,000	$2,461,000

As reported:
Basic earnings per share	$0.71	$0.50	$1.29	$0.89
Diluted earnings per share	$0.68	$0.48	$1.23	$0.85

Pro forma:
Basic earnings per share	$0.71	$0.49	$1.28	$0.88
Diluted earnings per share	$0.67	$0.47	$1.22	$0.84
The compensation cost was estimated using the Black-Scholes model for options granted in 2005 with the following assumptions:

	Options Granted in 2005
	Incentive	Nonqualified
	Stock Options	Stock Options
Weighted average grant-date fair value per optional share	$10.38	—
Expected term (in years)	5	—
Expected volatility factor	32%	—
Risk-free interest rate	3.77%	—
Expected dividends	None	—
The expected term of the options granted represents the period of time that options granted are expected to be outstanding. The expected volatility factor of the Company’s stock is based on the historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
At June 30, 2006, there was $38,665 of unrecognized compensation cost related to share-based payments granted subsequent to our IPO and is expected to be recognized over a remaining weighted-average period of 3.73 years.
The following table represents stock option activity for the six months ended June 30, 2006:

			Weighted-Average
	Number of	Weighted-Average	Remaining
	Shares	Exercise Price	Contract Life
Outstanding options at January 1, 2006	205,957	$10.38
Exercised	(200)	$13.00

Outstanding options at June 30, 2006	205,757	$10.38	4.26 Yrs

Options exercisable at June 30, 2006	180,757	$9.64	3.79 Yrs

Shares available for future stock option grants to employees and directors under existing plans were 105,590 and 4,125, respectively, at June 30, 2006. The weighted-average grant-date fair value of options granted during the year ended December 31, 2005 was $10.38. There were no options granted during the first six months of 2006. At June 30, 2006 the aggregate intrinsic value of shares outstanding was $7.0 million, and the aggregate intrinsic value of options exercisable was $6.3 million. Total intrinsic value of options exercised was $4,630 and $336,276 for the six months ended June 30, 2006 and 2005, respectively.
The following table summarizes nonvested stock option activity for the six months ended June 30, 2006:

	Number of	Weighted-Average
	Shares	Grant-Date Fair Value
Nonvested options at January 1, 2006	32,551	$4.91
Vested	(7,551)	$5.04

Nonvested options at June 30, 2006	25,000	$5.21

4. Loans
The composition of the Company’s loan portfolio was as follows:

	At June 30,	At December 31,
	2006	2005
Commercial, financial and industrial	$30,416,899	$33,605,477
Real Estate:
Commercial	100,889,868	90,944,361
Construction, raw land and land development	195,326,678	172,155,563
Residential	5,665,397	4,662,172
Consumer	751,515	1,978,744

	333,050,357	303,346,317

Deduct:
Unearned net loan fees	(1,392,453)	(1,060,047)
Allowance for loan losses	(3,317,181)	(3,022,708)

Net loans	$328,340,723	$299,263,562

Impaired and nonaccrual loans were approximately $70,000 and $129,000 as of June 30, 2006 and December 31, 2005, respectively. Net recoveries for the six months ended June 30, 2006 and 2005 were $16,000 and $110,000, respectively.

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
A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of June 30, 2006 and December 31, 2005 is as follows:

	At June 30,	At December 31,
	2006	2005
Commitments to extend credit, of which approximately $7,218,000 and $4,972,000 are unsecured at June 30, 2006 and December 31, 2005, respectively	$87,041,000	$83,109,000
Standby letters of credit, of which approximately $25,000 are unsecured at June 30, 2006 and December 31, 2005	3,135,000	3,135,000

	$90,176,000	$86,244,000

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

Lease commitments
In 2001, the Company entered into a non-cancelable operating lease expiring in five years. The lease includes two renewal option periods for five years each. In 2006, the Company renewed this operating lease for another five years with two additional renewal option periods of five years each. The renewed agreement requires monthly rental payments of approximately $7,900 for the first two and one half years and $8,300 for the remaining two and one half years. At June 30, 2006, the future minimum lease payments due under this lease commitment totaled approximately $462,000.
In 2005, the Company entered into another non-cancelable operating lease expiring in five years. The Company has opened an additional branch in this leased space. The lease includes one renewal option period of five years. The agreement requires monthly rental payments of approximately $3,813 for the first year with an escalation clause for subsequent years. At June 30, 2006, the future minimum lease payments due under this lease commitment totaled approximately $217,000.
Financial instruments with concentrations of credit risk
Concentration by geographic location
The Company makes commercial, commercial real estate, residential real estate and consumer loans to customers primarily in southern Nevada. At June 30, 2006 and December 31, 2005, real estate loans accounted for approximately 91% and 88%, respectively of the total loans. Substantially all of these loans are secured by first liens with an initial loan to value ratio of generally not more than 75%. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk the Company is willing to take. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers. Approximately 3% and 4% of the Company’s loan portfolio was unsecured at June 30, 2006 and December 31, 2005, respectively.
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
6. Significant Event
On June 28, 2006, the Company entered into a definitive agreement to merge into Community Bancorp headquartered in Las Vegas, Nevada. Community Bancorp will acquire all of the common stock and stock equivalents of the Company for approximately $137 million in stock and cash. Shareholders of the Company will have the option to receive $46.00 per share in cash, shares of Community Bancorp common stock, or a combination of cash and stock subject to an aggregate consideration mix of 75% stock and 25% cash, subject to adjustment. Company shareholders will receive $46.00 per share if the average closing price for Community Bancorp’s stock for the 20 trading days ending 3 days prior to closing is valued between $28.26 and $34.54. If Community Bancorp’s 20 day average price is below $28.26 or above $34.54, the per share value to be received by Company shareholders and the percentages of cash and stock will vary as more fully described in the definitive agreement. The definitive agreement prohibits the Company from initiating or soliciting a competing transaction, as defined by the definitive agreement. Subject to the approval of the shareholders of the Company and Community Bancorp and the receipt of necessary regulatory approvals, the merger is expected to close during the fourth quarter 2006 at which time the Company’s wholly owned subsidiary, Valley Bank will be merged into Community Bancorp’s wholly owned subsidiary, Community Bank of Nevada.

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
Overview of Operating Results for the Three and Six Months Ended June 30, 2006 and 2005
Net income increased from $1.4 million or $0.48 per diluted share for the quarter ended June 30, 2005 to $2 million or $0.68 per diluted share for the quarter ended June 30, 2006. This represents an increase of 43% in net income from prior period. The increase was primarily the result of higher interest income from loans and other earning assets due to increased outstanding totals as well as an improved interest margin. A rising interest rate environment has contributed to the improvement in the interest margin. The efficiency ratio for the quarter, which represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities, increased to 44% for the quarter ended June 30, 2006 as compared to 40% for the quarter ended June 30, 2005. This increase was due in part to additional professional and legal fees expense incurred as a result of the announcement on June 28, 2006 of the pending acquisition of Valley Bancorp by Community Bancorp. For the quarter, weighted average shares outstanding on a fully diluted basis at June 30, 2006 were 2,969,580 shares as compared to 2,936,942 shares at June 30, 2005.
For the six months ended June 30, 2006, net income totaled $3.6 million as compared to $2.5 million for the six months ended June 30, 2005. This represents an increase of $1.1 million or 46% from the prior period. Improved earnings can be attributed to the same factors as discussed in the above paragraph and are discussed in further detail below.
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
Although the Company believes the level of the allowance as of June 30, 2006 was adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
Comparison of Financial Condition at June 30, 2006 and December 31, 2005
Total Assets. Total assets increased 13%, from $391 million at December 31, 2005 to $441 million at June 30, 2006. This overall increase reflects primarily a $29 million or 10% increase in net loans receivable and an $23 million or 64% increase in cash and cash equivalents. The increase in net loans receivable is due primarily to a $23 million increase in construction and land lending and a $10 million increase in commercial real estate loans, offset by a $3 million decrease in commercial and industrial loans. Federal funds sold increased $22 million from December 31, 2005 to June 30, 2006 as deposits increased $45 million during the same period. The increased cash position will accommodate loan funding needs as well as the liquidity needs for the next 30-45 days.
The Company’s commercial loan growth was centered in commercial real estate loans, specifically in construction of commercial retail, industrial, and office properties. Additionally, the Las Vegas real estate market drove an increase in land and land development loans.
The following table sets forth the composition of our loan portfolio by the type of loan at the dates indicated:

	At June 30, 2006		At December 31, 2005
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Construction, raw land and land development loans	$195,326	58.68%	$172,156	56.75%
Commercial real estate loans	100,890	30.29%	90,944	29.98%
Commercial and industrial loans	30,417	9.10%	33,605	11.08%
Other loans	6,417	1.93%	6,641	2.19%

Total loans	333,050	100.00%	303,346	100.00%

Allowance for loan losses	(3,317)		(3,022)
Unearned net loan fees	(1,392)		(1,060)

Net loans	$328,341		$299,264

The following table sets forth the composition of the securities portfolio at the periods indicated. The securities are shown at fair value and unrealized gains and losses are excluded from earnings and are reported net of deferred taxes in accumulated other comprehensive income as a component of stockholders’ equity.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
US Government agency securities	$27,273	$28,452
Mortgage backed securities	5,383	6,007
Collateralized mortgage obligations	1,173	1,354

Total	$33,829	$35,813

Deposits. Total deposits increased $45 million or 14%, from $332 million at December 31, 2005 to $378 million at June 30, 2006. Non-interest-bearing deposits increased $6 million or 13%, primarily due to an increase in business demand deposit accounts. Interest-bearing deposits increased $39 million or 14%, primarily due to a $45 million or 341% increase in savings deposits and a $16 million or 9% increase in time deposits which were partially offset by a $21 million or 27% decrease in money market accounts. The significant increase in savings deposits was due to the promotion that was run during the quarter ended June 30, 2006 designed to increase core deposit account relationships. Transaction accounts, which include both interest-bearing and non-interest-bearing accounts, increased $29 million, from $153 million at December 31, 2005 to $182 million at June 30, 2006.
The following table reflects deposit ending balances by category as of the dates indicated.

	At June 30, 2006		At December 31, 2005
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
		(Dollars in thousands)
Transaction accounts:
Savings accounts	$57,684	15.28%	$13,081	3.93%
Money market deposit accounts	56,497	14.96%	77,159	23.21%
NOW accounts	16,310	4.32%	16,740	5.04%
Noninterest-bearing demand accounts	51,886	13.75%	46,030	13.85%

Total transaction accounts	182,377	48.31%	153,010	46.03%

Time Deposits:
$100,000 and over	95,377	25.26%	86,637	26.06%
Other time	99,794	26.43%	92,789	27.91%

Total time deposits	195,171	51.69%	179,426	53.97%

Total Deposits	$377,548	100.00%	$332,436	100.00%

Stockholders’ Equity. Stockholders’ equity increased from $42 million at December 31, 2005 to $45.4 million at June 30, 2006. This increase was primarily due to the $3.6 million net income earned during the first half of 2006 offset by an increase in accumulated other comprehensive income of approximately $213,000.

Non-Performing Assets. The Company had one non-accrual loan of approximately $70,000 as of June 30, 2006. During the three months ended June 30, 2006, a $25,000 partial charge-off associated with the non-accrual loan was recorded. Management increased the allowance for loan losses $295,000, or 10%, from $3.0 million at December 31, 2005 to $3.3 million at June 30, 2006 primarily due to the growth in loans. The allowance for loan losses reflected the current risk in the loan portfolio and represented about 1.00% of total loans as of June 30, 2006.
The following table sets forth information concerning the allocation of allowance for loan losses by loan category at the dates, indicated.

	At June 30, 2006		At December 31, 2005
		Percent of		Percent of
		Loans in		Loans in
		Each		Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
		(Dollars in thousands)
Construction, raw land and land development loans	$957	58.68%	$706	56.75%
Commercial real estate loans	754	30.29%	636	29.98%
Commercial and industrial loans	1,501	9.10%	1,547	11.08%
Other loans	105	1.93%	133	2.19%

Total	$3,317	100.00%	$3,022	100.00%

Comparison of Operating Results for the Three and Six Months Ended June 30, 2006 and 2005.
Net Income. Net income was $2.0 million for the three months ended June 30, 2006 as compared to $1.4 million for the same period in 2005. This represents an increase of $601,000 or 43%. Diluted earnings per share increased 42%, from $0.48 for the three months ended June 30, 2005 to $0.68 for the same period in 2006. Return on average assets increased from 1.75% for the quarter ended June 30, 2005 to 1.88% for the same period in 2006. Return on average equity increased, from 14.77% for the quarter ended June 30, 2005 to 17.92% for the same period in 2006. Higher net income for the quarter was due primarily to expanded loan portfolio and earning assets and increased net interest margin.
For the six months ended June 30, 2006, net income was $3.6 million or $1.23 per diluted share as compared to $2.5 million or $0.85 per diluted share for the same period in 2005. This represents an increase of $1.1 million or 46% in earnings from prior period. As with the second quarter of 2006, improvement in the year-to-date earnings can also be attributed to increased loan portfolio and earning assets and improved net interest margin. Return on average assets and return on average equity for the first half of 2006 were 1.76% and 16.57% as compared to 1.64% and 13.34% for 2005, respectively.
Net Interest Income. Net interest income increased $1.6 million or 42%, from $3.9 million for the three months ended June 30, 2005 to $5.5 million for the same period in 2006. The Company’s average interest-earning assets increased $104 million or 34%, exceeding the increase in average interest-bearing liabilities of $94 million or 40% for quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. Interest rate spread for the same period increased by 0.17% from 4.45% for the three months ended June 30, 2005 to 4.62% for the same period in 2006. Net interest margin increased 0.31%, from 5.04% for the quarter ended June 30, 2005 to 5.35% for the same period in 2006. The ratio of average interest-earning assets to average interest-bearing liabilities decreased 6.15%, from 131.30% for the three months ended June 30, 2005 to 125.15% for the same period in 2006. Improvements in the net interest margin can be attributed to the Company’s asset sensitive balance sheet in a rising interest rate environment as well as higher earning assets as a percentage of total assets.
For the six months ended June 30, 2006, net interest income totaled $10.4 million as compared to $7.2 million for the same period last year. This represents an increase of $3.2 million or 45% from 2005. The average earning assets for the first half of 2006 increased $106 million or 37% to $398 million as compared to $291 million for the first half of 2005. The average interest-bearing liabilities for the first six months of 2006 increased $96 million or 43% to $316 million as compared to $221 million for the same period in 2005. Interest spread for the first half of 2006 was 4.59% as compared to 4.45% for the first half of 2005, an increase of 0.14%. Net interest margin also improved 0.30% to 5.30% for the first six months of 2006 from 5.00% for the same period in 2005. Improvement in the net interest margin as well as interest spread versus prior year reflects the Company’s asset sensitive balance sheet in a rising interest rate environment as well as higher earning assets as a percentage of total assets on a year-to-date basis.
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
Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

	Three Months Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
	(Dollars in thousands)
Assets
Earning assets:
Loans (3) (4) (5)	$333,243	$7,606	9.15%	$240,560	$4,722	7.87%
Federal funds sold (6)	36,141	435	4.83%	16,270	119	2.93%
Interest bearing deposits (6)	6,196	77	4.98%	10,682	84	3.15%
Investment securities (6)	34,815	347	4.00%	39,101	357	3.66%

Total earning assets and interest income	410,395	8,465	8.27%	306,613	5,282	6.91%

Non-interest earning assets:
Cash and due from banks	9,197			7,141
Premises and equipment	7,326			6,282
Other assets	2,626			2,392
Allowance for credit losses	(3,340)			(2,374)

Total assets	$426,204			$320,054

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$84,003	$345	1.65%	$75,394	$262	1.39%
Savings deposits	35,599	310	3.49%	11,768	22	0.75%
Time deposits $100,000 or more	93,385	1,035	4.45%	61,741	457	2.97%
Other time deposits	99,538	1,137	4.58%	82,522	664	3.23%
Long-term borrowings	15,410	161	4.19%	2,101	25	4.77%

Total interest bearing liabilities	327,935	2,988	3.65%	233,526	1,430	2.46%

Noninterest-bearing liabilities:
Demand deposits	50,770			46,959
Other liabilities	2,711			1,554
Stockholders’ equity	44,788			38,015

Total liabilities and stockholders’ equity	$426,204			$320,054

Net Interest Spread (7)			4.62%			4.45%

Net interest income/margin (8)		$5,477	5.35%		$3,852	5.04%

	Six Months Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance (1)	Expense	Cost (2)	Balance (1)	Expense	Cost (2)
	(Dollars in thousands)
Assets
Earning assets:
Loans (3) (4) (5)	$320,670	$14,220	8.94%	$224,521	$8,653	7.77%
Federal funds sold (6)	34,173	793	4.68%	17,939	240	2.70%
Interest bearing deposits (6)	7,548	175	4.68%	9,898	140	2.85%
Investment securities (6)	35,150	690	3.96%	38,764	711	3.70%

Total earning assets and interest income	397,541	15,878	8.05%	291,122	9,744	6.75%

Non-interest earning assets:
Cash and due from banks	9,586			7,379
Premises and equipment	7,334			6,042
Other assets	2,489			2,207
Allowance for credit losses	(3,202)			(2,310)

Total assets	$413,748			$304,440

Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand deposits	$89,970	$750	1.68%	$74,300	$475	1.29%
Savings deposits	26,432	391	2.98%	12,192	40	0.66%
Time deposits $100,000 or more	89,610	1,904	4.28%	56,098	781	2.81%
Other time deposits	95,070	2,062	4.37%	77,105	1,190	3.11%
Long-term borrowings	15,416	321	4.20%	1,287	33	5.17%

Total interest bearing liabilities	316,498	5,428	3.46%	220,982	2,519	2.30%

Noninterest-bearing liabilities:
Demand deposits	50,943			44,739
Other liabilities	2,360			1,288
Stockholders’ equity	43,947			37,431

Total liabilities and stockholders’ equity	$413,748			$304,440

Net Interest Spread (7)			4.59%			4.45%

Net interest income/margin (8)		$10,450	5.30%		$7,225	5.00%

(1)	Average balances are obtained from the best available daily data.

(2)	Annualized.

(3)	Loans are gross of allowance for credit losses but after unearned fees.

(4)	Non-accruing loans are included in the average balances.

(5)	Fee income is included in interest income.

(6)	All investments are taxable.

(7)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities

(8)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
Interest Income. For the three months ended June 30, 2006, interest income increased $3.2 million or 60%, primarily due to an increase of $2.9 million or 61% in loan interest income as compared to the same period in 2005. This increase is the result of an increase of $93 million or 39% in average loans receivable. The average yield on these loans increased, from 7.87% for the three months ended June 30, 2005 to 9.15% for the same period in 2006. Interest income on all other investments increased by $299,000 or 53%. The average yield for these investments increased 1.07%, from 3.40% for the three months ended June 30, 2005 to 4.47% for the same period in 2006. A rising rate environment contributed to the increase in investment income as well as investment yield for the quarter ended June 30, 2006 as compared to the same period in 2005.
Interest income totaled $15.9 million for the six months ended June 30, 2006 as compared to $9.7 million for the same period in 2005, an increase of $6.2 million or 63%. Of the $6.2 million increase, $5.6 million came from loan interest income, a 64% increase from prior year for the comparable period. The average loans receivable for the first half of 2006 was $321 million as compared to $225 million for the first half of 2005. This represents an increase of $96 million or 43% from 2005. The average yield on these loans increased, from 7.77% for the six months ended June 30, 2005 to 8.94% for the same period in 2006. Interest income on all other investments for the six months increased by $567,000 or 52%. The average yield for these investments increased 1.05%, from 3.30% for the six months ended June 30, 2005 to 4.35% for the same period in 2006. Larger balance of other investments and a rising rate environment contributed to the increase in investment income as well as investment yield for the six months ended June 30, 2006 as compared to the same period in 2005.
Interest Expense. For the three months ended June 30, 2006, total interest expense increased $1.6 million or 109% as compared to the same period last year. This increase is due to an increase in the average deposit balances as well as the cost of those deposits. Average deposits increased $81 million or 35%, from $231 million for the three months ended June 30, 2005 to $312 million for the same period in 2006. The total cost of funds increased 1.19%, from 2.46% for the quarter ended June 30, 2005 to 3.65% for the same period in 2006. This increase is due to the current rising rate environment.
For the six months ended June 30, 2006, total interest expense was $5.4 million as compared to $2.5 million for the same period in 2005, an increase of $2.9 million or 116%. As with the quarter, the increase is primarily due to higher average deposit balances and higher interest rates on those deposits. For the first half of 2006, average deposits increased $81 million or 37% to $301 million as compared to $220 million for the comparable period in 2005. The total cost of funds increased 1.16%, from 2.30% for the six months ended June 30, 2005 to 3.46% for the same period in 2006.
Provision for Loan Losses. The provision for loan losses totaled $52,000 for the three months ended June 30, 2006 as compared to $229,000 for the same period in 2005. This lower loan loss provision for the second quarter of 2006 as compared to prior year was due to lower loan growth in the current quarter. Net charge-offs for the second quarter 2006 were $24,000 as compared to net recoveries of $20,000 for the second quarter 2005. Management feels that their evaluations and estimations were reasonable for determining the provision, and the allowance for loan losses is deemed to be adequate as of June 30, 2006. However, a decline in economic conditions or other factors beyond management’s control could significantly alter the amount of losses the Company recognizes in the future.

For the six months ended June 30, 2006, the provision for loan losses was $279,000 as compared to $280,000 for the same period last year. Net recoveries for the first half 2006 were $16,000 as compared to net recoveries of $110,000 for the first half 2005.
The following table sets forth the activity in allowance for loan losses for the periods indicated.

	At or For the		At or For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Balance at the beginning of period	$3,289	$2,248	$3,022	$2,113

Charge-offs:
Commercial and industrial loans	(25)	—	(25)	—

Total charge-offs	(25)	—	(25)	—

Recoveries:
Commercial and industrial loans	1	20	41	110

Total recoveries	1	20	41	110

Net (charge-offs)/recoveries	(24)	20	16	110

Additions charge to operations	52	229	279	280
Unfunded commitment reserve adjustments (1)	—	—	—	(6)

Balance at end of period	$3,317	$2,497	$3,317	$2,497

Allowance for loan losses as a percent of total loans	1.00%	1.01%	1.00%	1.01%

Ratio of net charge-offs/(recoveries) to average loans - annualized	0.03%	(0.03)%	(0.01)%	(0.10)%

(1)	Unfunded commitments reserve included in other liabilities was $90,000 at June 30, 2006 and $80,000 at June 30, 2005.

Non-Interest Income. Non-interest income was $84,000 for the three months ended June 30, 2006, as compared to $62,000 for the same period in 2005. For the six months ended June 30, 2006, non-interest income totaled $146,000 as compared to $137,000 for the comparable period in 2005. Other income for the six month period ended June 30, 2006 was lower by $11,000 than the comparable period in 2005 primarily due to the loss on sale of some minor office equipment.
The following table sets forth information regarding noninterest income for the periods shown.

	Noninterest Income		Noninterest Income
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Banking and service charge fees	$65	$46	$122	$102
Other income	19	16	24	35

Total noninterest income	$84	$62	$146	$137

Non-Interest Expense. Non-interest expense increased $885,000 or 57%, from $1.6 million for the three months ended June 30, 2005 to $2.4 million for the same period in 2006. For the six months ended June 30, 2006, Non-interest expense was $4.8 million as compared to $3.3 million for the same period in 2005. This represents an increase of $1,475,000 or 45% from the comparable period in 2005. The increase for the quarter and the six-month period was primarily a result of increased compensation and employee benefits costs due to increasing staff levels and higher legal and professional fees associated with the announcement on June 28, 2006 of the proposed acquisition of Valley Bancorp by Community Bancorp as well as continuing expenses associated with SOX 404 compliance. Occupancy and equipment, data processing, and advertising expenses increased in both the quarter and the six-month period due to the opening of a new Las Vegas branch and headquarters facility during the third quarter of 2005 and a new Henderson branch during the first quarter of 2006. For the quarter ended June 30, 2006, non-interest expense as a percentage of average earning assets on an annualized basis was 2.38% as compared to 2.03% for the same period in 2005. For the six-month period, non-interest expense as a percentage of average earning assets on an annualized basis was 2.40% as compared to 2.26% for the comparable period in 2005. The Company also achieved an efficiency ratio of 44% and 45% for the three and six months ended June 30, 2005 as compared to 40% and 45% for the same period in 2005, respectively. The efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income excluding provision for loan losses and gain or loss on sales of securities. A decreasing efficiency ratio is a favorable condition. Full time equivalent employees at June 30, 2006 were 69 as compared to 53 at June 30, 2005. This represents an increase of 16 FTEs or 30%.
The following tables set forth information regarding noninterest expenses for the periods shown.

	Noninterest Expense
	For the Three Months
	Ended June 30,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$1,232	$906
Legal, professional and consulting	273	(2)
Occupancy and equipment	241	153
Data processing	121	107
Director fees	91	53
Office supplies & printing	85	47
Advertising and public relations	81	24
Outside services	75	56
Telephone	42	46
Federal Reserve Bank & correspondent bank fees	25	26
Other	173	138

Total noninterest expense	$2,439	$1,554

As a % of average earning assets — annualized	2.38%	2.03%

Efficiency Ratio	43.85%	39.70%

Average earning assets	$410,395	$306,613

	Noninterest Expense
	For the Six Months
	Ended June 30,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$2,471	$1,807
Occupancy and equipment	481	324
Legal, professional and consulting	451	110
Data processing	238	210
Office supplies & printing	184	117
Director fees	160	104
Advertising and public relations	153	70
Outside services	152	121
Telephone	96	92
Federal Reserve Bank & correspondent bank fees	56	51
Other	328	289

Total noninterest expense	$4,770	$3,295

As a % of average earning assets — annualized	2.40%	2.26%

Efficiency Ratio	45.02%	44.76%

Average earning assets	$397,541	$291,122
Liquidity and Capital Resources
The Company’s primary sources of funds are customer deposits, proceeds from loan principal and interest payments, sale of loans, and maturing securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are influenced greatly by general interest rates, other economic conditions, and competition. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2006, cash and cash equivalents and interest-bearing deposits at other financial institutions totaled $68 million or 15% of total assets, and investment securities available for sale that are not currently being pledged as collateral totaled $19 million or 4% of total assets, for a total of $87 million in liquid assets.

The Company’s liquidity is comprised of three primary classifications: cash flows from operating activities; cash flows used in investing activities; and cash flows provided by financing activities. Net cash provided by operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortizations and depreciation. For the six months ended June 30, 2006 net cash provided by operating activities was $5.1 million, as compared to net cash provided by operating activities of $3.3 million for the same period of 2005. This variance from the prior period was due primarily to an increase in net income as well as increases in depreciation of premises and equipment and interest payable and other liabilities.
The Company’s primary investing activities are the origination of real estate, commercial and consumer loans and transactions involving securities and interest-bearing deposits at other financial institutions. For the six months ended June 30, 2006, total net loans increased by $29 million or 10% from December 31, 2005. Investment securities and interest-bearing deposits, however, decreased by $3 million or 7% during the same period.
Net cash used in all investing activities was $27 million and $54 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 the Company had outstanding loan commitments of approximately $87 million and outstanding letters of credit of approximately $3 million. The Company anticipates that it will have sufficient funds available to meet current loan commitments through its own liquid assets and borrowing capability from the Federal Home Loan Bank of San Francisco.
Net cash provided by financing activities has been impacted significantly by increases in total deposit levels. Substantial growth in savings and time deposits were partially offset by a decrease in the interest bearing demand deposits during the first half of 2006. For the six months ended June 30, 2006, total deposits increased by $45 million or 14% while savings deposits and time deposits increased by $45 million or 341% and $16 million or 9%, respectively from December 31, 2005. Interest bearing demand deposits decreased $21 million or 22% from December 31, 2005. The Company has $15 million in borrowings from the Federal Home Loan Bank of San Francisco (FHLB) at a rate of 4.07% with a maturity date of June 23, 2008 and collateralized by securities with a carrying value of $16 million.
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
As of June 30, 2006, the Company and the Bank’s regulatory capital ratios were in excess of all applicable regulatory requirements. The following tables reflect the Company’s and the Bank’s actual levels of regulatory capital as of June 30, 2006. Also included are the applicable minimum regulatory capital requirements together with the regulatory capital requirements to be deemed “well capitalized”, pursuant to the prompt corrective action requirements.

	Valley Bancorp’s Capital Ratios At June 30, 2006
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	$46,147	10.83%	$17,048	4.00%	n/a	n/a
Tier 1 capital to risk weighted assets (1)	46,147	12.16%	15,181	4.00%	n/a	n/a
Total capital to risk weighted assets (1)	49,554	13.06%	30,362	8.00%	n/a	n/a

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $426.2 million.

Risk-based capital ratios are computed as a percentage of risk-weighted assets of $379.5 million.

(2)	See “Supervision and Regulation — Capital Adequacy — Prompt Corrective Action.”

	Valley Bank’s Capital Ratios At June 30, 2006
					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Tier 1 leverage capital to average assets (1)	$44,306	10.43%	$16,992	4.00%	$21,240	5.00%
Tier 1 capital to risk weighted assets (1)	44,306	11.68%	15,170	4.00%	22,756	6.00%
Total capital to risk weighted assets (1)	47,713	12.58%	30,341	8.00%	37,926	10.00%

(1)	Tier 1 leverage (or core) capital ratio is computed as a percentage of average total assets of $424.9 million.

Risk-based capital ratios are computed as a percentage of risk-weighted assets of $379.3 million.

(2)	See “Supervision and Regulation — Capital Adequacy — Prompt Corrective Action.”
At June 30, 2006, the Company had off-balance sheet loan commitments of approximately $90 million. Of this amount, the unused portion of lines of credit extended by the Company was approximately $87 million and $3 million for standby letters of credit. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

The following table presents the Company’s repricing gap at June 30, 2006. The table indicates that at June 30, 2006 the Company was liability sensitive up to twelve months. This would indicate a decrease in earnings in a rising rate environment.

	At June 30,2006
		More Than
	Within	One Year
	Twelve	to Five	Over Five
	Months	Years	Years	Total
		(Dollars in thousands)
Rate-Sensitive Assets:
Interest-bearing deposits at other financial institutions	$7,894	—	—	$7,894
Fed funds sold	52,860	—	—	52,860
Securities — all available for sale	5,950	25,095	2,784	33,829
Construction, raw land and land development loans	180,126	15,200	—	195,326
Commercial real estate loans	20,159	80,731	—	100,890
Commercial and industrial loans	23,593	6,824	—	30,417
Other loans	3,554	2,863	—	6,417

Total Rate-Sensitive Assets	294,136	130,713	2,784	427,633

Rate-Sensitive Liabilities:
Interest-bearing demand deposits	72,806	—	—	72,806
Savings deposits	57,684	—	—	57,684
Time deposits	194,390	781	—	195,171
Long-term debt	46	15,221	137	15,404

Total Rate-Sensitive Liabilities	$324,926	$16,002	$137	$341,065

Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(30,790)	$114,711	$2,647

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities	$(30,790)	$83,921	$86,568

Cumulative Excess (deficiency) of Rate-Sensitive Assets over Rate-Sensitive Liabilities as a percentage of total assets	(6.99)%	19.04%	19.64%

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
The Company’s sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Federal Funds rate as measured by this model as of June 30, 2006 is as follows:

Increase in	Net Interest Change		Decrease in	Net Interest Change
Interest Rates	$	%	Interest Rates	$	%
(Dollars in thousands)
+1.00%	$729	3%	-1.00%	$(808)	(4)%
+2.00%	$1,496	7%	-2.00%	$(1,704)	(8)%
+3.00%	$2,299	10%	-3.00%	$(2,686)	(12)%
Accordingly, a rise of 1.00% in interest rates would result in an increase in our net interest income of $729,000, while a decline of 1.00% in interest rates would result in a decrease of $808,000 in our net interest income, in each case over the 12 months following June 30, 2006.
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
Changes in Internal Controls
In the quarter ended June 30, 2006, the Company did not make any significant changes in, or take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II. Other Information
Item 1. Legal Proceedings
          None.
Item 1A. Risk Factors
          None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.
Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Shareholders Meeting was held on Tuesday, April 18, 2006 at 10:00am. Total shares outstanding amounted to 2,827,881. A total of 2,164,615 shares (76.55%) were represented by shareholders in attendance at the meeting or by proxy.

(b)	Directors elected at the meeting were: Don Hamilton, William E. Snyder and Dan H. Stewart to serve as directors for 3-year terms.

(c)	The only matter presented at the meeting was the election of directors.
The voting results for the directors were:

		Votes Cast
	For	Withheld	Total
Don Hamilton	2,145,647	18,968	2,164,615
William E. Snyder	2,162,829	1,786	2,164,615
Dan H. Stewart	2,163,925	690	2,164,615
Item 5. Other Information
          None.
Item 6. Exhibits
31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32	CEO and CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALLEY BANCORP

Date: August 11, 2006	By:	/s/ Barry L. Hulin

Barry L. Hulin
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Dick Holtzclaw

Dick Holtzclaw
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting
Officer)